Form 10-K/A
period 1995-03-31
CHAMPION FINANCIAL CORP
filed 1996-07-16
CIK 877050

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                -------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)


                                   ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1995             Commission File No. 0-19499

                         CHAMPION FINANCIAL CORPORATION
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         UTAH                                                     88-0169547
             (State or other jurisdiction                                      (I.R.S. employer
           of incorporation or organization)                                 identification no.)

          SUITE 1820, 36 SOUTH CHARLES STREET
                  BALTIMORE, MARYLAND                                               21201
       (Address of principal executive offices)                                   (Zip code)

      Registrant's telephone number, including area code:  (410) 234-0300

          Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of each exchange on
                  Title of each class                                          which registered
                  -------------------                                  --------------------------------
                         None                                                        None

          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                $.001 Par Value

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES    X       NO
                                               ---------      ---------

       INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

       Based on the closing sale price of the Company's common stock of $1.09 on March 31, 1995, the aggregate market value of the Company's common stock held by non-affiliates was $244,928.45.


            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes              No
    ----------      ----------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of May 4, 1995, 619,302 shares of the Company's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

       None.

ITEM 6.        SELECTED FINANCIAL DATA

               The following table summarizes selected financial data contained within the attached financial statements. For more information regarding the Company's financial data, please refer to the financial statements contained herein in Item 8.

                                                               Years ended March 31,
                                            1995            1994             1993             1992
                                        -----------     ------------     ------------     ------------
Total Revenue                                    $0         $180,417         $246,317         $227,330

Net Income                                $(49,189)       $(919,858)           $8,708          $98,811

Net Income Per Share                        $(0.08)          $(1.49)           $0.001           $0.016

Total Assets                               $356,755         $406,844       $1,520,823       $1,525,443

Working Capital                            $356,755         $405,844          $49,151         $139,120

Long-Term Liabilities                             0                0         $195,000         $195,000

Stockholders' Equity                       $356,755         $405,944       $1,279,599       $1,281,112

               The selected financial data is not comparable, because the Company has participated in several business activities over the years. As stated in Note A to the financial statements as of March 31, 1995, in 1992 the Company changed its focus to engage in international trade, and liquidated its real estate holdings and ceased its computer engineering business the following year, to concentrate on its international joint venture activities with VNIISK, a Russian operation that produced a wide variety of synthetic rubber materials. Because of the poor business climate in Russia, the Company discontinued all of its business activities by the end of the year ended March 31, 1994. The Company was basically inactive during the year ended March 31, 1995, since $48,000 of the loss of $49,189 was attributable to writing off the investment in the Russian venture.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               Fiscal Year Ended March 31, 1995 Compared to Fiscal Year Ended March 31, 1994

               The Company was basically inactive during the year ended March 31, 1995, earning no revenues for the year. During the year ended March 31, 1994, the Company's main activity was searching for a merger partner. It had sold all of its real estate holdings, and put its joint venture activities with VNIISK on hold. During the year ended March 31, 1994, revenues were received from management and consulting fees.

               Due to the Company being inactive, minimal expenses were incurred during the year ended March 31, 1995, with most of the expense attributable to professional fees. The expenses are not comparable to those during the year ended March 31, 1994, where the Company was still engaged in international trading activity. In addition, there were expenses attributable to the Company seeking a merger partner.

               For the year ended March 31, 1995, there was interest income of $11,026 recorded as other income, and a loss of $48,000 was recorded as an other expense, which represented the write off of the VNIISK venture. For the year ended March 31, 1994, there was interest income of $2,452 recorded as other income. The Company earned more interest income in the year ended March 31, 1995 because it had sold off most of its other assets and converted the assets to cash. For the year ended March 31, 1994, the Company recorded as an other expense the loss on the sale of its real estate holdings.

               Fiscal Year Ended March 31, 1994 Compared to Fiscal Year Ended March 31, 1993

               The Company earned revenue of $180,417 for the year ended March 31, 1994 compared to revenue of $246,317 for the year ended March 31, 1993. The decrease in revenue was a result of the Company's liquidation of its real estate business during the year ended March 31, 1994, and management's decision at the end of that year to put international trade activities on hold as it searched for a merger partner.

               Operating expenses decreased from $238,471 for the year ended March 31, 1993 to $193,849 for the year ended March 31, 1994, as a result of the Company's reduction of its business activities.

               The Company had a net loss of $919,858 for the year ended March 31, 1994, compared to net income of $8,708 for the year ended March 31, 1993. The significant loss in the year ended March 31, 1994 largely was the result of a loss on the sale of assets in the amount of $908,393.

               LIQUIDITY AND CAPITAL RESOURCES

               At March 31, 1995, the Company had cash of approximately $356,755. The Company has had no cash provided by operating activities for the last three fiscal years. Also, the Company currently has no credit facilities. Management intends to identify potential acquisition candidates, and to explore the prospect of raising equity capital for the purpose of effecting acquisitions. No assurance can be given that suitable acquisition targets can be identified, that any acquisition can be effected on terms favorable to the Company, or that the Company will be able to raise capital sufficient to effect any acquisition. In the event that the Company is not successful in raising capital or undertaking activities or acquiring businesses that will generate funds internally, it is unlikely that the Company would be able to continue in business.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         CHAMPION FINANCIAL CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1995 AND 1994

                                ROGER G. CASTRO
                          Certified Public Accountant

- --------------------------------------------------------------------------------
================================================================================

463 West Fifth Street
Oxnard, California, 93030                              Telephone: (805) 486-5630





REPORT OF INDEPENDENT AUDITOR

To the Shareholders and Board of Directors
Champion Financial Corporation

         I have audited the accompanying balance sheets of Champion Financial Corporation as of March 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

         I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Champion Financial Corporation at March 31, 1995 and 1994, and the results of operations and cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

/s/ ROGER G. CASTRO
Oxnard, California
August 2, 1995

CHAMPION FINANCIAL CORPORATION
BALANCE SHEETS


                                                                              MARCH
                                                                      1995             1994
                                                                  -----------      -----------
                                    ASSETS
Current Assets:
    Cash in bank                                                  $   356,755      $   352,472
                                                                  -----------      -----------
       Total Current Assets                                           356,755          352,472
                                                                  -----------      -----------

Fixed Assets:
    Office equipment - Note A                                               0           10,440
    Less accumulated depreciation                                           0           (4,068)
                                                                  -----------      -----------
       Total Fixed Assets (net)                                             0            6,372
                                                                  -----------      -----------

Other Assets:
    Joint Venture -Note C                                                   0           48,000
                                                                  -----------      -----------
       Total Other Assets                                                   0           48,000
                                                                  -----------      -----------

TOTAL ASSETS                                                      $   356,755      $   406,844
                                                                  ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Income tax payable                                                      0              900
                                                                  -----------      -----------
       Total Current Liabilities                                            0              900
                                                                  -----------      -----------

Stockholders' Equity:
    Common stock, $.001 par value;
    Authorized shares -- 100,000,000,
    Issued and outstanding shares 619,302 in 1995, and
       619,302 in 1994 - Note D, E                                        619              619
    Additional paid in capital                                      2,586,650        2,586,650
    Retained deficit                                               (2,230,514)      (2,181,325)
                                                                  -----------      -----------
       Total Stockholders' Equity                                     356,755          405,944
                                                                  -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            356,755          406,844
                                                                  ===========      ===========





                       See notes to financial statements.

CHAMPION FINANCIAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                   Additional        Retained
                                                      Common        Paid-In-         Earnings         Treasury
                                                      Stock          Capital         (Deficit)         Stock            Total
                                                     -------       ----------      -----------        --------        ----------
Balance at March 31, 1993                            $ 6,138       $2,553,363      $(1,261,467)       $(18,435)       $1,279,599

    Net loss for 1994                                                                 (919,858)                         (919,858)

       Stock split reversal                           (5,524)           5,524

       Issued shares - August 1993                         5           46,198                                             46,203

    Elimination of treasury stock (Note F)                            (18,435)                          18,435
                                                     -------       ----------      -----------        --------        ----------
Balance at March 31, 1994                                619        2,586,650       (2,181,325)              0           405,944

    Net loss for 1995                                                                  (49,189)                          (49,189)

                                                     -------       ----------      -----------        --------        ----------
Balance at March 31, 1995                            $   619       $2,586,650      $(2,230,514)       $      0        $  356,755
                                                     =======       ==========      ===========        ========        ==========





                       See notes to financial statements.

CHAMPION FINANCIAL CORPORATION
STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31,

                                                                      1995             1994              1993
                                                                    --------        ---------          --------
INCOME
    Management and consulting fees                                  $      0        $ 180,417          $246,317
                                                                    --------        ---------          --------

OPERATING EXPENSES
    Accounting and legal                                               3,250            9,335             8,540
    Advertising                                                                            46               118
    Auto expense                                                                        4,070             5,839
    Bank charges                                                         142              501                77
    Depreciation                                                                        1,809             1,646
    Insurance                                                                           5,756             7,502
    Interest expense                                                                   17,550            17,550
    Management and consulting fees                                     4,010           70,800            97,681
    Office expense and supplies                                        2,524            5,915            19,346
    Materials, parts, and supplies                                                     28,759             7,469
    Professional fees                                                  2,600            5,917            16,523
    Rent                                                                                                  4,615
    Repair and maintenance                                                              3,110             4,367
    Taxes and licenses                                                  (225)          25,790            15,972
    Telephone                                                                           5,444             9,647
    Travel                                                                              6,606            17,410
    Utilities                                                                           2,441             4,169
                                                                    --------        ---------          --------
       Total Operating Expenses                                       12,301          193,849           238,471
                                                                    --------        ---------          --------

Income From Operation                                                (12,301)         (13,432)            7,846
                                                                    --------        ---------          --------

OTHER INCOME (EXPENSE)
    Interest income                                                   11,026            2,452             1,546
    Loss from discontinued joint venture - Note C                    (48,000)
    Gain (loss) on sale of assets                                                    (908,393)
    Miscellaneous income                                                  86              415               209
                                                                    --------        ---------          --------
       Total Other Income (Expense)                                  (36,888)        (905,526)            1,755
                                                                    --------        ---------          --------

NET INCOME BEFORE INCOME TAXES                                       (49,189)        (918,958)            9,601

PROVISION FOR INCOME TAXES                                                                900               893
                                                                    --------        ---------          --------

NET INCOME (LOSS)                                                   $(49,189)       $(919,858)         $  8,708
                                                                    ========        =========          ========


Earnings (loss) per share                                              $(.08)          $(l.49)            $.001
                                                                    ========        =========          ========




                       See notes to financial statements.

CHAMPION FINANCIAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

                                                                       1995            1994              1993
                                                                    --------        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                               $(49,189)       $(919,858)        $   8,708
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation                                                                     1,809             1,646
       Loss from discontinued joint venture                           48,000
       Loss on sale of assets                                                         908,393
       Increase (decrease) in inventory                                                12,167           (12,167)
       Increase (decrease) in income tax payable                        (900)          (9,324)              893
                                                                    --------        ---------         ---------
           NET CASH PROVIDED (USED)
              BY OPERATING ACTIVITIES                                 (2,089)          (6,813)             (920)
                                                                    --------        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in short-term investment                                                  44,545           (44,545)
    Acquisition of equipment                                                                             (5,557)
    Sale of assets                                                     6,372          416,329
    Joint venture                                                                                       (40,000)
                                                                    --------        ---------         ---------
       NET CASH PROVIDED (USED)
           BY INVESTING ACTIVITIES                                     6,372          460,874           (90,102)
                                                                    --------        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of loans to officer                                                     (36,000)           (4,000)
    Repayment of long-term debt                                                      (195,000)
    Purchase of treasury stock                                                                          (10,221)
    Common stock issued                                                                   553
    Paid-in-capital                                                                    45,650
                                                                    --------        ---------         ---------
       NET CASH PROVIDED (USED)
           BY FINANCING ACTIVITIES                                                   (184,797)          (14,221)
                                                                    --------        ---------         ---------

INCREASE (DECREASE) IN CASH                                            4,283          269,264          (105,243)

CASH AT BEGINNING OF YEAR                                            352,472           83,208           188,451
                                                                    --------        ---------         ---------

CASH AT END OF YEAR                                                 $356,755        $ 352,472         $  83,208
                                                                    ========        =========         =========




SUPPLEMENTAL DISCLOSURES
    Interest paid                                                   $               $  17,550         $  17,550



                       See notes to financial statements.

                         CHAMPION FINANCIAL CORPORATION
                         Notes To Financial Statements
                                 March 31, 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies of CHAMPION FINANCIAL CORPORATION is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         Business Activity: Champion Financial Corporation (the Company) was incorporated in Utah on February 5, 1981 as Berscham Energy & Minerals, Inc. The Company was originally engaged in the business of energy, mineral, and hydrocarbon exploration and production. In 1984, the Company changed its name to Champion Energy Corporation. In 1989, the Company diversified into real estate holdings, international trade, and computer engineering services and changed its name to Champion Financial Corporation. In 1992, the Company decided to focus its business strategy on international trade. To this end, in 1993, it liquidated its real estate holdings and ceased its computer engineering business to concentrate on its international joint venture activities with VNIISK (see Note C). By the end of the fiscal year ended March 31, 1994, the Company had discontinued primarily all of its business activities.

         On March 31, 1995, the management of the Company changed in connection with the sale of a majority of its outstanding shares of common stock (see Note
B). Under the new management, the Company intends to continue to seek international trade opportunities and acquisition opportunities throughout the United States, primarily in the life insurance industry.

         Accounts receivable: Although the Company employs the full accrual method of accounting, there were no receivables nor accounts payable at the end of the two most recent fiscal years.

         Office Equipment: Office equipment were stated at cost. Depreciation was computed using the straight-line method for both financial statements purposes and income tax purposes.

         Net Income Per Common Share: Primary net income per share is based on the average number of shares of common stock outstanding during the year.

                         CHAMPION FINANCIAL CORPORATION
                   Notes to Financial Statements (Continued)
                                 March 31, 1995


NOTE B - INCOME TAXES

         As of March 31, 1994, the Company had available for federal income tax purposes a net operating loss carryforward of approximately $1,350,000, which expired in various years through 2009. During the year ended March 31, 1995, there was a significant change in ownership of the Company, as defined under section 382 of the Internal Revenue Code. As a result of this change, the Company's ability to utilize the net operating loss is restricted to a prescribed annual amount of approximately $46,000 (6.83% of the market value of the Company at the time of the ownership change). Therefore, assuming sufficient future taxable income, approximately $709,000 of the original net operating loss carryforward has been eliminated due to change in ownership.


NOTE C - JOINT VENTURE

         In October, 1991, a joint venture agreement was entered into between the Company and VNIISK, which formed Champion VNIISK Limited (CIVIEL), as a stock corporation with its principal place of business in St. Petersburgh, Russia. Due to the fact that CIVIEL is not actively operating, as the Company is uncertain about the business economy in Russia, and the Company's executive in charge of this division of business is no longer employed by the Company, the entire cost of the investment in the joint venture has been written off as worthless.

NOTE D - RELATED PARTY TRANSACTIONS

         In August 20, 1993, the shareholders voted to retire debt due to an officer and who is also a shareholder of the Company by issuance of common stocks. The number of shares issued to payoff the debt was 300,000 shares which was reduced to 30,000 shares after the reverse stock split (see Note E). The amount of loan retired was $36,000, which was a originally a cash advance made to the Company.


NOTE E - REVERSE STOCK SPLIT

         In August 20, 1993, at the Company's annual meeting, reverse stock split of one share for every ten shares were approved by the shareholders.

                         CHAMPION FINANCIAL CORPORATION
                   Notes to Financial Statements (Continued)
                                 March 31, 1995


NOTE F - TREASURY STOCK

         As stated in Note A, the Company was incorporated in Utah. Several years ago, that state's laws were changed in connection with the issuance of treasury stock. The law now provides that reacquired shares of a corporation's own stock constitute authorized but unissued shares. Therefore, the amount presented in prior financial statements as "treasury stock," which represented the cost of reacquired shares, has been eliminated from the accompanying balance sheet as of March 31, 1994 and recorded as a reduction of common stock and additional paid in capital. The change had no effect on total stockholders' equity.

NOTE G - SUBSEQUENT EVENTS

         Investments: On April 5, 1995, the Company entered into an agreement to purchase 7.5% of the outstanding shares of Vectar Trading Company Limited (Vectar) for $1. Vectar is a trading company specializing in building materials and commodities and is the exclusive agent of Pentas Limited, Czech Republic for the distribution of glass and ceramic tiles throughout Western Europe, the Middle East and South Africa. In connection with the purchase of its interest, the Company loaned Vectar $100,000 without interest, to cover various expenses. The Company will be reimbursed the full amount of the loan from the proceeds of the first sales transaction. Under the terms of the agreement, the Company is entitled to receive thirty-percent of the gross profit on tile sales by Pentas Until a maximum of $300,000 is attained. After the Company has received this amount, the Company will have the option of purchasing newly issued shares of Vectar up to twenty-two percent of the total issued and outstanding shares at an agreed upon price of four times the prior year's earnings. The Company will grant preemption rights to Vectar during the option period and if the option is not exercised, Vectar will pay a mutually agreed upon price to the Company on the expiration date to purchase the option back. The option expires on April 4, 2000.


         Fixed Assets: On April 1, 1995, the Company acquired various office furniture and equipment from Marcy Hallock, P.A., a corporation owned by the principal stockholder of the Company, for $80,629 based upon its estimated current value. Approximately $53,000 was subsequently paid to Marcy Hallock, P.A. with the remaining balance subject to a note payable. Under the terms of the note, the balance is payable over a sixty-month period, with interest at the prime rate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.



                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               (a) The following table lists the directors and officers for the fiscal year ended march 31, 1995 and the current directors and officers of the Company.

                                   Position with the Company                               Term of       Officer
Name                        Age    and Principal Occupation                                 Office        Since
- ----                        ---    ----------------------------                            --------      -------
Jack Gregory                64     Resigned 3/31/95 as Director, President and             resigned      1989
                                   Chief Executive Officer

Ninette Gregory             26     Resigned 3/31/95 as Director and Secretary              resigned      1989

Eric Gregory                31     Resigned 3/31/95 as Director and Vice                   resigned      1989
                                   President

Jasmine Gregory             55     Resigned 3/31/95 as Director                            resigned      1989

Marcy M. Hallock            43     President and Chief Executive Officer since             1995          1995
                                   March 31, 1995; President, Law Offices of               one year
                                   Marcy M. Hallock, P.A. since 1984; attorney
                                   at law, Willkie Farr & Gallagher from 1981-
                                   1984; attorney at law, Weinberg & Green from
                                   1979-1981; Senior Advisor, Labor Relations-
                                   American Petroleum Institute for 1977-1979.

Dr. Lawrence G. Miller      42     Director since April 24, 1995; Vice President,          1995
                                   Clinical Affairs Medical Director, Health               one year
                                   Payment Review, Inc. since 1990; Adjunct
                                   Professor, Department of Pharmacology and
                                   Experimental Therapeutics, Tufts University
                                   School of Medicine since 1994 and Assistant
                                   Professor from 1988-1992.

Bonnie Gottlieb             45     Director and Secretary since April 24, 1995;            1995          1995
                                   General Counsel, Manekin Corporation since              one year
                                   1988.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K.

                 Documents filed as part of the report:                     Page(s)
                                                                            -------
                 (a)    1.      FINANCIAL STATEMENTS

                                Report of Independent Auditor  . . . . . . . .   6
                                Balance Sheets at March 31, 1995
                                  and March 31, 1994 . . . . . . . . . . . . .   7
                                Statements of Income for each of
                                  the three years in the period ended
                                  March 31, 1995 . . . . . . . . . . . . . . .   8
                                Statements of Stockholders' Equity
                                  for each of the three years in the
                                  period ended March 31, 1995  . . . . . . . .   9
                                Statements of Cash Flows for each
                                  of the three years in the period ended
                                  March 31, 1995 . . . . . . . . . . . . . . .   10
                                Notes to Financial Statements  . . . . . . .  11-13

                        2.      FINANCIAL STATEMENT SCHEDULES

                                Schedules are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements or notes thereto.

                        3.      EXHIBITS

                                See Exhibit Index.

                 (b)    Reports on Form 8-K.

                        No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CHAMPION FINANCIAL CORPORATION


                                 By:
                                     ----------------------------------------
                                     Marcy M. Hallock, President/Director and
                                     Chief Executive Officer



                                 --------------------------------------------
                                 Date