Form 10-Q/A
period 1995-09-30
CHAMPION FINANCIAL CORP
filed 1996-07-16
CIK 877050

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                -------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

                                   ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 9/30/95                            Commission File No. 0-19499
                                                                         -------
                         CHAMPION FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         UTAH                                                     88-0169547
             (State or other jurisdiction                                      (I.R.S. employer
           of incorporation or organization)                                 identification no.)

          SUITE 1820, 36 SOUTH CHARLES STREET
                  BALTIMORE, MARYLAND                                               21201
       (Address of principal executive offices)                                   (Zip code)

Registrant's telephone number, including area code:  (410) 234-0300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     X          No
                                                ----------        ----------

The number of shares of Common Stock, $0.001 par value, outstanding as of 12/31/95 - 619,302 shares.

                         CHAMPION FINANCIAL CORPORATION
                                     INDEX





Part I:  Financial Information

   Item 1.  Financial Statements

      Balance Sheets as of September 30, 1995 and March 31, 1995

      Statements of Income for the Three Months and Six Months Ended September
        30, 1995 and September 30, 1994

      Statements of Cash Flows for the Six Months Ended September 30, 1995 and
        September 30, 1994

      Notes to Financial Statements


   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations



Part II:  Other Information

                           CHAMPION FINANCIAL CORPORATION
                                   BALANCE SHEETS

                                    (UNAUDITED)


                                                                         SEPTEMBER 30,     MARCH 31,
                                                                             1995            1995
                                                                         -------------    ------------


                                       ASSETS
CURRENT ASSETS
 Cash                                                                    $    71,047    $     356,755
 Marketable securities (Note 2)                                               44,372              -0-
                                                                         -----------    -------------
   Total Current Assets                                                      115,419          356,755
                                                                         -----------    -------------

PROPERTY AND EQUIPMENT (Note 3)
 Office furniture and equipment                                               80,629              -0-
 Less:  Accumulated depreciation                                               4,564              -0-
                                                                         -----------    -------------
   Net Property and Equipment                                                 76,065              -0-
                                                                         -----------    -------------

OTHER ASSETS
 Investment - Vectar Trading Company Limited                                   4,400              -0-
 Pre-acquisition costs (Note 4)                                               49,149              -0-
                                                                         -----------    -------------
   Total Other Assets                                                         53,549              -0-
                                                                         -----------    -------------

TOTAL ASSETS                                                             $   245,033    $     356,755
                                                                         ===========    =============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturity of long-term debt (Note 5)                             $     4,598    $         -0-
 Accounts payable                                                             17,687              -0-
 Due to related party (Note 5)                                                35,309              -0-
 Other current liabilities                                                     1,737              -0-
                                                                         -----------    -------------
   Total Current Liabilities                                                  59,331              -0-
                                                                         -----------    -------------

LONG-TERM DEBT
 Note payable - related party (Note 6)                                        26,587              -0-
 Less:  Current maturity                                                       4,598              -0-
                                                                         -----------    -------------
   Net Long-Term Debt                                                         21,989              -0-
                                                                         -----------    -------------

TOTAL LIABILITIES                                                             81,320              -0-
                                                                         -----------    -------------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value:
   Authorized - 100,000,000 shares
   Issued and outstanding - 619,302 shares                                       619              619
 Additional paid-in capital                                                2,586,651        2,586,650
 Retained earnings (deficit)                                              (2,423,557)      (2,230,514)
                                                                         -----------    -------------
   Total Stockholders' Equity                                                163,713          356,755
                                                                         -----------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   245,033    $     356,755
                                                                         ===========    =============

                        CHAMPION FINANCIAL CORPORATION
                             STATEMENTS OF INCOME
        THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                 (UNAUDITED)


                                                    THREE MONTHS                   SIX MONTHS
                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                1995            1994          1995            1994
                                              ---------      ---------      ---------        ---------

REVENUES
 Interest and dividends                      $     72        $ 2,427        $     952         $ 4,650
 Miscellaneous                                    -0-            360              -0-             410
                                             --------        -------        ---------         -------
   Total Revenues                                  72          2,787              952           5,060
                                             --------        -------        ---------         -------

EXPENSES
 Automotive expense                               309            -0-              309             -0-
 Bank charges                                     487             89              714             104
 Charitable contributions                         250            -0-              250             -0-
 Consulting fees                                  -0-             19           35,690           3,995
 Depreciation                                   2,282            471            4,564             942
 Dues and subscriptions                           299            -0-            2,992             -0-
 Employee benefits                              1,763            -0-            1,763             -0-
 Interest expense                               3,102            -0-            7,301             -0-
 Investment fees                                6,991            -0-            8,972             -0-
 Meals and entertainment                        4,368            -0-            5,338             -0-
 Office expense                                 2,487          1,739            4,340           1,799
 Postage and delivery expense                   1,490             33            2,883              33
 Professional fees                             32,109          4,460           39,992           5,225
 Rent                                           6,419            -0-           12,838             -0-
 Repairs and maintenance                          155            -0-              595             -0-
 Salaries                                       7,818            -0-            7,818             -0-
 Taxes - payroll                                1,217            -0-            1,217             -0-
 Taxes - other                                    -0-            100              -0-             100
 Telephone                                      3,900            -0-            8,285             -0-
 Travel                                        17,028            -0-           24,254             -0-
 Net loss on sale of marketable
   securities                                   8,888            -0-            6,052             -0-
 Unrealized (gain) loss on market-
   able securities (Note 2)                   (17,242)           -0-           17,826             -0-
                                             --------        -------        ---------         -------
   Total Expenses                              84,120          6,911          193,993          12,198
                                             --------        -------        ---------         -------

LOSS BEFORE INCOME TAXES                      (84,048)        (4,124)        (193,041)         (7,138)

PROVISION FOR INCOME TAXES                        -0-            -0-              -0-             -0-
                                             --------        -------        ---------         -------

NET LOSS                                     $(84,048)       $(4,124)       $(193,041)        $(7,138)
                                             ========        =======        =========         =======

EARNINGS (LOSS) PER COMMON SHARE              (.136)          (.007)          (.312)          (.012)
                                             ========        =======        =========         =======

                            CHAMPION FINANCIAL CORPORATION
                                STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                    (UNAUDITED)



                                                                               1995           1994
                                                                           -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                 $   (193,041)   $    (7,138)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                                4,564            942
     Changes in operating assets and liabilities:
       Accounts payable                                                         17,687            -0-
       Marketable securities                                                   (44,372)           -0-
       Other current liabilities                                                 1,736            -0-
                                                                          ------------    -----------
 Net Cash Used in Operating Activities                                        (213,426)        (6,196)
                                                                          ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                                         (80,629)           -0-
 Pre-acquisition costs                                                         (49,149)           -0-
 Net investment - Vectar Trading Company Limited                                (4,400)           -0-
                                                                          ------------    -----------
   Net Cash Provided by Investing Activities                                  (134,178)           -0-
                                                                          ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Due to related party                                                           35,309            -0-
 Loan from officer                                                                 -0-          5,000
 Note payable - related party                                                   27,314            -0-
 Reduction of note payable - related party                                        (727)           -0-
                                                                          ------------    -----------
   Net Cash Provided by Financing Activities                                    61,896          5,000
                                                                          ------------    -----------

DECREASE IN CASH                                                              (285,708)        (1,196)

CASH AT BEGINNING OF PERIOD                                                    356,755        352,472
                                                                          ------------    -----------

CASH AT END OF PERIOD                                                     $     71,047    $   351,276
                                                                          ============    ===========

SUPPLEMENTAL INFORMATION:

   Interest paid                                                          $      7,301    $       -0-
                                                                          ============    ===========

   Income taxes paid                                                      $        -0-    $       -0-
                                                                          ============    ===========

                         CHAMPION FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

                                  (UNAUDITED)


NOTE 1:  INTERIM FINANCIAL STATEMENTS

   The financial statements for the six months ended September 30, 1995 and 1994 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

   As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read in conjunction with the financial statements and notes thereto as of March 31, 1995 and 1994 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.


NOTE 2:  MARKETABLE SECURITIES

   On April 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 to account for investments in marketable securities. Statement No. 115 requires that investments in debt and equity securities be classified into one of three categories: held to maturity, trading, or available-for-sale. The Company has classified all marketable securities held at September 30, 1995 as trading. Statement No. 115 requires trading securities to be carried at fair value and the net unrealized gain or loss on those securities to be reported on the statement of income.

   The following table presents pertinent information pertaining to marketable securities as of September 30, 1995:

                                                              Cost/
                                           Fair            Sales Price        Unrealized
                                          Value              (short)             Loss
                                        ----------         ------------       ----------
             Equity Securities:

                Other                 $    174,372       $    174,372       $        -0-

                Short sales               (130,000)          (112,174)            17,826
                                      ------------       ------------       ------------

                                      $     44,372       $     62,198       $     17,826
                                      ============       ============       ============

   The fair value of liabilities for short sales of equity securities is determined by quoted market prices. Short sales liabilities are generally covered within thirty days after the sale.

                         CHAMPION FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

                                  (UNAUDITED)





NOTE 3:  PROPERTY AND DEPRECIATION

       Property is stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and routine repairs are charged to expense as incurred. Expenditures for improvements and major repairs that materially extend the useful lives of assets are capitalized.



NOTE 4:  PRE-ACQUISITION COSTS

       The Company has incurred pre-acquisition costs of $49,149, consisting of consulting fees and legal costs, relating to a possible acquisition of a life insurance company.



NOTE 5:  DUE TO RELATED PARTY

       As of September 30, 1995, loans were made to the Company from Risk Resolution Group, a partnership whose principal partner is also the principal stockholder of the Company. The loans are unsecured, non-interest bearing, and are expected to be repaid prior to March 31, 1996.



NOTE 6:  LONG-TERM DEBT/RELATED PARTY TRANSACTIONS

       The Company acquired various office furniture and equipment from Marcy
M. Hallock, P.A., a corporation owned by the principal stockholder of the Company, for $80,629 based upon its estimated fair market value. $53,315 was paid to Marcy M. Hallock, P.A., with the remaining balance of $27,314 evidenced by a note payable. The note bears interest at 9% and is payable in monthly installments of principal and interest totaling $567 over a sixty-month period commencing August 1, 1995. The balance of the note as of September 30, 1995 was $26,587.

                         CHAMPION FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

                                  (UNAUDITED)





NOTE 7:  SUBSEQUENT EVENTS

       On November 7, 1995, the Company executed a letter of understanding to acquire up to 75% of the issued and outstanding stock of Hayes, Incorporated (Hayes). Hayes is a Pennsylvania corporation engaged in the business of health care research technology which writes and publishes the Hayes Directory of New Medical Technology's Status. MPLC, Inc. A Maryland corporation owned by the principal stockholder of the Company, will acquire 51% of the issued and outstanding shares of Hayes in exchange for shares of common stock of MPLC, Inc. to be issued which will represent 29.5% of the issued and outstanding stock of MPLC, Inc. Subsequent to the acquisition by MPLC of the stock of Hayes, MPLC, Inc. will merge with and into Champion Financial Corporation. As part of the merger, Champion will issue to the shareholders of MPLC, Inc. an aggregate of 2,726,000 shares of common stock of Champion.

                         CHAMPION FINANCIAL CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1994

               Total revenues decreased to $72 during the quarter ended September 30, 1995 compared to $2,787 during the quarter ended September 30, 1994 primarily due to the decrease in cash and marketable security balances.

               Operating expenses increased to $84,120 in the quarter ended September 30, 1995 compared with $6,911 for the quarter ended September 30, 1994 primarily as a result of the resumption of business activity by new management in the area of investing in marketable securities and the Company's active search for potential acquisitions.

               The Company had a net loss of $84,048 in the quarter ended September 30, 1995 compared to a net loss of $4,124 in the quarter ended September 30, 1994,. The significant loss in the second quarter resulted from the payment of expenses associated with the active search for potential acquisitions.

               QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

               The Company's total assets decreased to $245,033 during the period ended September 30, 1995 from $356,755 at March 31, 1995. This decrease primarily is the result of the following transactions:

                       (1) The Company purchased certain office furniture and equipment for $80,629. Pursuant to the Agreement of Sale and Purchase of Assets, $53,314 was paid in cash by the Company and the balance of $27,314 will be paid pursuant to a 60 month promissory note that bears interest at 9%.

                       (2) During the first quarter, the Company incurred $49,149 in pre-acquisition costs.

                       (3) The Company has incurred losses during the six-month period ended September 30, 1995 in the amount of $193,041 for reasons discussed above.

                       Total liabilities increased to $81,320 for the period
               ended September 30, 1995 from $0 at March 31, 1995. This increase primarily reflects liabilities incurred in connection with loans from related parties of the Company.

                       The Company, as part of their activities investing in
               marketable securities, made several short sales of stock during the six months ended September 30, 1995. The short sales were collateralized by the Company's margin account with its broker and less than 30 days elapsed between the sales and subsequent purchases of stock to cover the sale. Net realized losses on short sales totaled $5,147 for the six months ended September 30, 1995.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)     See Exhibit Index.

               (b) The following reports were filed on Form 8-K during the first quarter of the current fiscal year:

                       (1) Form 8-K, dated April 6, 1995, regarding change in control of the Company;
                       (2) Form 8-K, dated May 12, 1995, regarding change in control and relocation of the Company's principal office;
                       (3) Form 8-K, dated May 22, 1995, regarding a change in accountants;
                       (4) Amendment No. 1 to Form 8-K, dated May 25, 1995, submitting the accountant's letter indicating agreement;
                       (5) Amendment No. 2 to Form 8-K, dated July 19, 1995, relating to changes in accountants.

                         CHAMPION FINANCIAL CORPORATION





               LIQUIDITY AND CAPITAL RESOURCES

               At September 30, 1995, the Company had $71,047 in cash. The Company currently has no credit facilities. Management intends to identify potential acquisition candidates, and to explore the prospect of raising equity capital for the purpose of effecting acquisitions. No assurance can be given that suitable acquisition targets can be identified, that any acquisition can be effected on terms favorable to the Company, or that the Company will be able to raise capital sufficient to effect any acquisition. In the event that the Company is not successful in raising capital or undertaking activities or acquiring businesses that will generate funds internally, it is unlikely that the Company would be able to continue in business.


                          PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS.

               The information required by this item is incorporated herein by reference to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

                         CHAMPION FINANCIAL CORPORATION





                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CHAMPION FINANCIAL CORPORATION



                                       By:
                                          -------------------------------------
                                             Marcy M. Engelbrecht
                                             President

                                       Date:
                                            -----------------------------------