Form 10-Q/A
period 1995-12-31
CHAMPION FINANCIAL CORP
filed 1996-07-16
CIK 877050

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                --------------


                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

                                   ---------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended 12/31/95                         Commission File No. 0-19499
                                                                       -------

                        CHAMPION FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              UTAH                            88-0169547
  (State or other jurisdiction             (I.R.S. employer
of incorporation or organization)         identification no.)

SUITE 1820, 36 SOUTH CHARLES STREET
       BALTIMORE, MARYLAND                       21201
(Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code:  (410) 234-0300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X        No
                                                     --------        -------

The number of shares of Common Stock, $0.001 par value, outstanding as of 12/31/95 - 619,302 shares.

                        CHAMPION FINANCIAL CORPORATION
                                     INDEX






Part I:  Financial Information

   Item 1.  Financial Statements

      Balance Sheets as of December 31, 1995 and March 31, 1995

      Statements of Income for the Three Months and Nine Months Ended
         December 31, 1995 and December 31, 1994

      Statements of Cash Flows for the Nine Months Ended December 31, 1995 and
         December 31, 1994

      Notes to Financial Statements


   Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations



Part II:  Other Information

                         CHAMPION FINANCIAL CORPORATION
                                 BALANCE SHEETS



                                                                 DECEMBER 31,       MARCH 31,
                                                                     1995             1995
                                                                 ------------       ---------
                                    ASSETS

CURRENT ASSETS
    Cash                                                          $     1,804     $   356,755
    Due from related parties (Note 4)                                  22,004             -0-
    Prepaid expenses                                                      682             -0-
                                                                  -----------     -----------
       Total Current Assets                                            24,490         356,755
                                                                  -----------     -----------

PROPERTY AND EQUIPMENT (Note 2)
    Office furniture and equipment                                     80,629             -0-
    Less: Accumulated depreciation                                      6,846             -0-
                                                                  -----------     -----------
       Net Property and Equipment                                      73,783             -0-
                                                                  -----------     -----------

OTHER ASSETS
    Investment - Vectar Trading Company Limited                         4,400             -0-
    Pre-acquisition costs (Note 3)                                     32,501             -0-
                                                                  -----------     -----------
       Total Other Assets                                              36,901             -0-
                                                                  -----------     -----------

TOTAL ASSETS                                                      $   135,174     $   356,755
                                                                  ===========     ===========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturity of long-term debt (Note 5)                   $     4,702     $       -0-
    Accounts payable                                                   62,364             -0-
    Other current liabilities                                             532             -0-
                                                                  -----------     -----------
       Total Current Liabilities                                       67,598             -0-
                                                                  -----------     -----------

LONG-TERM DEBT
    Note payable - related party (Note 5)                              25,477             -0-
    Less: Current maturity                                              4,702             -0-
                                                                  -----------     -----------
       Net Long-Term Debt                                              20,775             -0-
                                                                  -----------     -----------

TOTAL LIABILITIES                                                      88,373             -0-
                                                                  -----------     -----------

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding - 619,302 shares                            619             619
    Additional paid-in capital                                      2,586,651       2,586,650
    Retained earnings (deficit)                                    (2,540,469)     (2,230,514)
                                                                  -----------     -----------
       Total Stockholders' Equity                                      46,801         356,755
                                                                  -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   135,174     $   356,755
                                                                  ===========     ===========

                        CHAMPION FINANCIAL CORPORATION
                              STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994




                                                                            THREE MONTHS                      NINE MONTHS
                                                                         ENDED DECEMBER 31,                 ENDED DECEMBER 31,
                                                                      1995               1994           1995              1994
                                                                    ---------           ------        ---------          -------
REVENUES
    Interest and dividends                                          $      15           $1,955        $     967          $ 6,605
    Miscellaneous                                                         -0-              -0-              -0-              410
                                                                    ---------           ------        ---------          -------
       Total Revenues                                                      15            1,955              967            7,015
                                                                    ---------           ------        ---------          -------

EXPENSES
    Automotive expense                                                     45              -0-              354              -0-
    Bank charges                                                          432               16            1,147              120
    Charitable contributions                                              -0-              -0-              250              -0-
    Consulting fees                                                       -0-              -0-           35,691            3,995
    Depreciation                                                        2,282             (942)           6,846              -0-
    Dues and subscriptions                                                -0-              -0-            2,991              -0-
    Employee benefits                                                   1,175              -0-            2,940              -0-
    Interest expense                                                    1,321              -0-            8,622              -0-
    Investment fees                                                       448              -0-            9,419              -0-
    Meals and entertainment                                               722              -0-            6,061              -0-
    Office expense                                                      1,205               66            5,546            1,865
    Postage and delivery expense                                          149               87            3,032              120
    Professional fees                                                  38,960              625           78,951            5,850
    Rent                                                                4,279              -0-           17,118              -0-
    Repairs and maintenance                                               -0-              -0-              595              -0-
    Salaries                                                            5,213              -0-           13,031              -0-
    Taxes - payroll                                                       448              -0-            1,665              -0-
    Taxes - other                                                         682              -0-              682              100
    Telephone                                                             322              -0-            8,606              -0-
    Travel                                                              4,329              -0-           28,584              -0-
    Net loss on sale of marketable
       securities                                                      72,739              -0-           78,791              -0-
    Net change in unrealized (gain) loss
       on marketable securities (Note 6)                              (17,826)             -0-              -0-              -0-
                                                                    ---------           ------        ---------          -------
           Total Expenses                                             116,925             (148)         310,922           12,050
                                                                    ---------           ------        ---------          -------

INCOME (LOSS) BEFORE INCOME TAXES                                    (116,910)           2,103         (309,955)          (5,035)

PROVISION FOR INCOME TAXES                                                -0-              -0-              -0-              -0-
                                                                    ---------           ------        ---------          -------

NET INCOME (LOSS)                                                   $(116,910)           2,103        $(309,955)          (5,035)
                                                                    =========           ======        =========          =======

EARNINGS (LOSS) PER COMMON SHARE                                        (.189)            .003            (.500)           (.008)
                                                                    =========           ======        =========          =======

                         CHAMPION FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994





                                                                       1995              1994
                                                                    ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                        $(309,955)        $ (5,035)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation                                                 6,846              -0-
           Changes in operating assets and liabilities:
              Accounts payable                                         62,364              -0-
              Other                                                      (149)             -0-
                                                                    ---------         --------
       Net Cash Used in Operating Activities                         (240,894)          (5,035)
                                                                    ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                             (80,629)             -0-
    Pre-acquisition costs                                             (32,501)             -0-
    Net investment - Vectar Trading Company Limited                    (4,400)             -0-
                                                                    ---------         --------
       Net Cash Provided by Investing Activities                     (117,530)             -0-
                                                                    ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Due from related parties                                          (22,004)             -0-
    Note payable - related party                                       27,314              -0-
    Reduction of note payable - related party                          (1,837)             -0-
                                                                    ---------         --------
       Net Cash Provided by Financing Activities                        3,473              -0-
                                                                    ---------         --------

DECREASE IN CASH                                                     (354,951)          (5,035)

CASH AT BEGINNING OF PERIOD                                           356,755          352,472
                                                                    ---------         --------

CASH AT END OF PERIOD                                               $   1,804         $347,437
                                                                    =========         ========

SUPPLEMENTAL INFORMATION:

    Interest paid                                                   $   8,622         $    -0-
                                                                    =========         ========

    Income taxes paid                                               $     -0-         $    -0-
                                                                    =========         ========

                        CHAMPION FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995









NOTE 1:  INTERIM FINANCIAL STATEMENTS

     The financial statements for the nine months ended December 31, 1995 and 1994 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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



NOTE 3:  PRE-ACQUISITION COSTS

     The Company had incurred pre-acquisition costs of $49,149, consisting of consulting fees and legal costs, relating to a possible acquisition of a life insurance company. During the three month period ended December 31, 1995, the company negotiated a reduction of certain legal fees due of $16,648 relating to these costs.

                        CHAMPION FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995




NOTE 4:  DUE FROM RELATED PARTIES

     As of December 31, 1995, advances for various expenses were made to Risk Resolution Group, a partnership whose principal partner is also the principal stockholder of the Company. The advances are unsecured, non-interest bearing, and are expected to be repaid prior to March 31, 1996. The outstanding balance as of December 31, 1995 was $8,522.

     As of December 31, 1995, advances for various expenses were made to Infoplan, Inc., a corporation whose sole stockholder is the husband of the principal stockholder of the Company. The advances are unsecured, non-interest bearing, and are expected to be repaid prior to March 31, 1996. The outstanding balance as of December 31, 1995 was $13,482.



NOTE 5:  LONG-TERM DEBT/RELATED PARTY TRANSACTIONS

     The Company acquired various office furniture and equipment from Marcy M. Hallock, P.A., a corporation owned by the principal stockholder of the Company, for $80,629 based upon its estimated fair market value. $53,315 was paid to Marcy M. Hallock, P.A., with the remaining balance of $27,314 evidenced by a note payable. The note bears interest at 9% and is payable in monthly installments of principal and interest totaling $567 over a sixty-month period commencing August 1, 1995. The balance of the note as of December 31, 1995 was $25,477.



NOTE 6:  MARKETABLE SECURITIES

     On April 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 to account for investments in marketable securities. Statement No. 115 requires that investments in debt and equity securities be classified into one of three categories: held to maturity, trading, or available for sale. Previously held securities by the Company were classified as trading securities. No marketable securities were held by the Company as of December 31, 1995.

     Statement No. 115 requires trading securities to be carried at fair value and the net unrealized gain or loss on those securities to be reported on the statement of income. During the three month period ended December 31, 1995, the Company sold all its marketable securities resulting in the recovery of prior recorded unrealized losses of $17,826.

                        CHAMPION FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995







NOTE 7:  CORPORATE ACQUISITION

     On December 4, 1995, Champion Financial Corporation (the Company) executed an acquisition agreement to acquire up to 75% of the issued and outstanding stock of Winifred S. Hayes, Incorporated (Hayes). Hayes is a Pennsylvania corporation engaged in the business of health care research technology, which writes and publishes the Hayes Directory of New Medical Technology's Status.

     Immediately prior to the merger, the stockholders of Hayes will contribute 51% of the outstanding common stock in exchange for 961 shares of common stock of MPLC, Inc., a newly-formed Maryland corporation. The stockholders of Hayes will also contribute 24% of the outstanding stock in an escrow to be held by the attorneys for Hayes and the Company jointly, who will be instructed to exchange up to an additional 453 shares of MPLC, Inc. Simultaneously with the contribution of Hayes stock to MPLC, certain entities and individuals having incurred costs associated with locating, evaluating and investigating all acquisition opportunities for MPLC, Inc., will contribute their right, title and interest in this acquisition agreement in exchange for 3,586 shares of MPLC, Inc.

     Subsequent to the contributions to MPLC, Inc. as set forth above, MPLC, Inc. will be merged with and into the Company. Pursuant to such merger, the stockholders of Hayes will receive 731,000 shares of Company stock in exchange for 961 shares of MPLC, Inc. common stock. The remaining stockholders of MPLC, Inc. will receive 2,726,000 shares of Company stock in exchange for their 3,586 shares of MPLC, Inc. common stock.

     Prior to the contributions of stock and the merger of MPLC and the Company, Champion Financial Corporation will conduct a private placement offering of its common stock with the intention of raising a minimum of $700,000 and a maximum of $2,100,000, net of transactions costs. Upon the initial closing of the private placement offering, the Company will contribute $700,000 of the proceeds of the offering to the capital of Hayes. In the event that the Company fails to raise the minimum amount of $700,000 within a period of nine months from the date of the agreement, the original stockholders of Hayes will have the right to reacquire 2% of the stock of Hayes, thereby giving them control. In addition, the escrow holding shares of Hayes will be terminated and the shares returned to the original stockholders of Hayes. In the event that the Company is able to raise $2,000,000 within nine months from the date of the agreement, the escrow will close and the shares of Hayes stock, representing 24% of the outstanding stock, will be delivered to the Company and 344,000 shares of Champion Financial Corporation stock will be issued to the original stockholders of Hayes.

                        CHAMPION FINANCIAL CORPORATION





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         QUARTER ENDED DECEMBER 31, 1995 COMPARED TO QUARTER ENDED DECEMBER 31, 1994

         During the nine months ended December 31, 1995, the company purchased office furniture and equipment, rented office space in Baltimore, Maryland, and hired a secretary. All these activities were designed to assist management to more actively search for a merger partner.
         In addition, various professionals and consultants were utilized by management to assist in the search. During the quarter ended December 31, 1995, the Company entered into an agreement with a potential merger partner and is currently taking steps to complete the agreement. During the quarter ended December 31, 1994, the Company was effectively inactive and incurred minimal expenses, primarily professional fees incurred for reporting purposes.

         Operating expenses increased to $116,925 in the quarter ended December 31, 1995 compared with $(148) for the quarter ended December 31, 1994. The increase in operating expenses is primarily attributable to the Company's active search for potential acquisitions.

         YEAR-TO-DATE DECEMBER 31, 1995 COMPARED TO YEAR-TO-DATE DECEMBER 31,
         1994

         Revenues for the nine month periods ended December 31, 1995 and 1994 were generated entirely by earnings on idle cash balances. Year-to-date revenue decreased to $967 for the nine months ended December 31, 1995 from $6,605 for the nine months ended December 31, 1994 because the Company has less idle cash during the nine months ended December 31, 1995 than it did during the comparable 1994 period. Operating expenses for the nine months ended December 31, 1995 increased to $310,922 from $122,050 for the same period the prior year. The increase is primarily attributable to the Company's active search for potential acquisitions. The Company's investment activities also increased expenses, as compared to the nine months ended December 31, 1994, by $88,210.

                        CHAMPION FINANCIAL CORPORATION





         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company had $1,804 in cash. The Company currently has no credit facilities. The Company has executed an agreement for the purchase of up to 75% of the outstanding common stock of Winifred S. Hayes, Incorporated, and in connection with the agreement, is required to raise certain specified amounts of capital. No assurance can be given that the Company will be able to raise capital sufficient to effect the acquisition of Winifred S. Hayes, Incorporated, or other potential acquisition candidates. In the event that the Company is not successful in raising capital or undertaking activities or acquiring businesses that will generate funds internally, it is unlikely that the Company would be able to continue in business.


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



                             CHAMPION FINANCIAL CORPORATION


                             By:
                                 -------------------------------------------
                                                Marcy M. Engelbrecht
                                                President

                             Date:
                                   -----------------------------------------