Form 10-K
period 1996-03-31
CHAMPION FINANCIAL CORP
filed 1996-07-17
CIK 877050

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   ---------

                                   FORM 10-K

                                   ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996                         Commission File No. 0-19499

                         CHAMPION FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         UTAH                                                     88-0169547
             (State or other jurisdiction                                      (I.R.S. employer
           of incorporation or organization)                                 identification no.)

                   19 HILLSYDE COURT
                COCKEYSVILLE, MARYLAND                                              21030
       (Address of principal executive offices)                                   (Zip code)

      Registrant's telephone number, including area code:  (410) 628-0040

          Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of each exchange on
                  Title of each class                                           which registered
                  -------------------                                    ----------------------------
                         NONE                                                        NONE

          Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                                $.001 PAR VALUE

       INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES    X       NO
                                               ----------    ---------

       INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.  /   /

       Based on the closing sale price of the Company's common stock of $6.75 on July 5, 1996, the aggregate market value of the Company's common stock held by non-affiliates was $1,951,250.


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes              No
    ----------      -----------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

                 As of March 31, 1996, 619,302 shares of the
                   Company's common stock were outstanding.

                                     PART I


ITEM 1.        BUSINESS

               Champion Financial Corporation (the "Company") was incorporated in Utah on February 5, 1981 as "Berscham Energy & Minerals, Inc." The Company originally was engaged in the business of energy, mineral, and hydrocarbon exploration and production. In 1984, the Company changed its name to "Champion Energy Corporation." In 1989, as the Company had diversified into real estate holdings, international trade, and computer engineering services, it changed its name to "Champion Financial Corporation." In 1992, the Company decided to focus its business strategy on international trade. To this end, in 1993, it liquidated its real estate holdings and ceased its computer engineering business and established an international joint venture with a Russian concern to market and distribute Russian-made synthetic rubber and other polymers in the United States. The joint venture was unsuccessful and during the fiscal year ended March 31, 1994, the joint venture activities were suspended indefinitely and the Company began to search for a merger candidate.

               During the fiscal year ended March 31, 1995, the Company continued its active search for a merger candidate. The inactivity of the Company during that fiscal year, combined with the investment of most of its assets in investment securities, may have caused the Company to be deemed an investment company. On March 31, 1995 a change in control occurred, when Marcy M. Engelbrecht purchased approximately 45% of the company's issued and outstanding shares from the Company's former Chief Executive Officer. New management has continued to seek acquisition opportunities and restart business activities.

               During the fiscal year ended March 31, 1996, the Company continued to seek merger and acquisition opportunities throughout the United States, including an attempt to purchase Legal Security Life Insurance Company, which offer was formally withdrawn after the merger was deemed unfeasible. The Company also resumed international business activities and has extended a loan of $100,000 to Vectar Trading Company (Jersey) Limited, an exporter of ceramic tiles, $95,600 of which was repaid during that fiscal year.

               In November 1995, the Board approved a plan to acquire between 49% and 75% of the issued and outstanding stock of Winifred S. Hayes, Inc. d/b/a HAYES, Incorporated, a privately held company engaged in the business of health care technology assessments that publishes The HAYES Directory of New Medical Tecnologies' Status and The HAYES Directory Legal Precedent Reports. The consummation of the plan depends upon the Company's ability to successfully raise no less than $700,000 in net proceeds from a private placement of its securities.

ITEM 2.        DESCRIPTION OF PROPERTY

               From April 1, 1995 to November 30, 1995, the Company rented office space on a month-to-month basis at Suite 1820, Charles Center South, 36 South Charles Street, Baltimore, Maryland. On November 30, 1995, the rental was assumed by a related entity, MPLC, Inc. who paid all rent through April 30, 1996. On May 1, 1996, the Company moved its corporate offices to 19 Hillsyde Court, Cockeysville, Maryland. All rental expenses at this location have been assumed by MPLC, Inc.

ITEM 3.        LEGAL PROCEEDINGS

               The Company was a party to a lawsuit entitled "Keltec Associates, Inc. v. Champion Financial Corporation, et. al.", filed as Case No. 94-166561, in the County of Tulare, State of California (the "Keltec Action"). The Keltec Action alleged a cause of action for breach of contract, and fraud and deceit against the company and former directors, Jack Gregory, Ninette Gregory, and Jasmine Gregory, for failure to deliver shares of the common stock issued to Keltec Associates, Inc. ("Keltec") in exchange for certain considerations. The individual defendants were dismissed as parties to the suit.

               The Keltec Action arose from transactions pursuant to two agreements entered into by the Company in 1991. The first, a subscription agreement (the "Subscription Agreement"), provided for (i) Keltec's purchase of 600,000 pre-reverse split shares of common stock of the Company for a $600,000 note and (ii) Keltec's purchase of an additional 350,000 pre-reverse split shares in exchange for a Note with a face amount of $295,000 and secured by a Deed of Trust. The second agreement, with a former stockholder and director of Keltec (the "Keltec Stockholder"), provided for his purchase of 1,070,000 pre-reverse split shares of the Company in exchange for three properties which the stockholder claimed had an aggregate value of $1,070,000.

               The Company suspended the issuance of shares to Keltec upon Keltec's default on the $600,000 Promissory Note and the foreclosure on the property that secured the $295,000 Promissory Note which netted the Company $151,533. Keltec filed suit seeking general and punitive damages.

               Following the filing of the Keltec Action, the Company filed a cross complaint against the Keltec Stockholder upon discovery that the property exchanged by the Keltec Stockholder for shares was overvalued. The Company won a default judgment in the amount of $1,035,000 against the Keltec Stockholder. The Company, however, did not believe it would be able to collect this judgment.

               On September 14, 1995, the Superior Court of the State of California, County of Tulare, ruled that the purchase of 600,000 shares pursuant to the subscription agreement was deemed rescinded and that Champion should transfer to Keltec 15,159 post-reverse split shares representing the value of the note and deed of trust. Moreover, the court ruled that Keltec was not liable to Champion for any loss suffered by Champion arising from the agreement with the Keltec Stockholder.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

               None.


                                    PART II


ITEM 5.        MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

               (a)  Market Information

               The Company's common stock is currently traded over-the-counter through four Bulletin Board Market Makers under the trading symbol of "CPFC." There is no other established public trading market for the Company's securities at this time.

               The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year.

       PERIOD REPORTED                          AVERAGE HIGH BID                  AVERAGE LOW BID

                                              Year Ended March 31,             Year Ended March 31,
                                           ------------------------          -------------------------
                                            1996             1995             1996             1995
                                           --------         --------         --------         --------
       Quarter Ended 6/30                  $  1.75          $  1.00          $  0.5625        $  0.50
       Quarter Ended 9/30                  $  3.50          $  0.875         $  1.375         $  0.25
       Quarter Ended 12/31                 $  3.50          $  0.875         $  1.25          $  0.25
       Quarter Ended 3/31                  $  5.50          $  1.125         $  2.75          $  0.50

               (b)  Holders.

               The approximate number of holders of record of the Company's common stock was 782 as of March 31, 1996 (including Cede & Co. as nominee).

               (c)  Dividends.

               The Company has never paid dividends on its common stock and does not anticipate that this policy will change in the foreseeable future. Future dividends, if any, will depend on future earnings, capital requirements, and the financial condition of the Company.

ITEM 6.        SELECTED FINANCIAL DATA

               The following table summarizes selected financial data contained within the attached financial statements. For more information regarding the Company's financial data, please refer to the financial statements contained herein in Item 8.

                                                         Years ended March 31,
                                          1996             1995             1994             1993
                                      -------------    -------------    -------------    -------------
Total Revenue                         $        -0-     $        -0-     $    180,417     $     246,317
Net Income (Loss)                     $   (347,228)    $    (49,189)    $   (919,858)    $       8,708
Net Income (Loss) Per Share           $       (.56)    $       (.08)    $      (1.49)    $        .001
Total Assets                          $     76,718     $    356,755     $    406,844     $   1,520,823
Working Capital                       $    (46,843)    $    356,755     $    351,572     $      49,151
Long-Term Liabilities                 $     19,531     $        -0-     $        -0-     $     195,000
Stockholders' Equity                  $      9,527     $    356,755     $    405,944     $   1,279,599

               See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for matters affecting the comparability of the above information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Fiscal Year Ended March 31, 1996 Compared to Fiscal Year Ended March 31, 1995

               The Company earned no revenue in fiscal years ended March 31, 1996 or 1995. In fiscal year ended March 31, 1995, the Company effectively ceased operations as management sought a merger candidate. In fiscal year ended March 31, 1996, the Company continued to seek merger candidates and acquisitions, including an attempt to acquire Legal Security Life Insurance Company. The offer was withdrawn when the acquisition was deemed to be not feasible.

               Operating expenses increased to $250,797 in fiscal year ended March 31, 1996 (primarily comprised of approximately $152,000 for consulting and professional fees) from $12,526 in fiscal year ended March 31, 1995, reflecting the substantial costs incurred to seek merger candidates and acquisitions.

               The Company had a net loss of $347,228 in fiscal year ended March 31, 1996 compared to a net loss of $49,189 in fiscal year ended March 31, 1995. The loss in fiscal year ended March 31, 1995 was impacted by a $48,000 write off of its interest in a Russian joint venture. The loss in fiscal year ended March 31, 1996 resulted from: (a) significant losses realized from investment activities and investment fees, and (b) significant accounting, legal, and consulting fees incurred in connection with the attempt to acquire Legal Security Life Insurance Company.

               Fiscal Year Ended March 31, 1995 Compared to Fiscal Year Ended March 31, 1994

               The Company earned no revenue in fiscal year ended March 31, 1995 compared to $180,417 in fiscal year ended March 31, 1994. In fiscal year ended March 31, 1995, the Company effectively ceased operations as management sought a merger candidate. In fiscal year 1994, they wrote off their interest in a Russian joint venture, and recognized a loss in the amount of $48,000 in connection therewith.

               Operating expenses decreased to $12,526 in fiscal year ended March 31, 1995 from $176,299 in fiscal year ended March 31, 1994, reflecting the cessation of business activity.

               The Company had a net loss of $49,189 in fiscal year ended March 31, 1995 compared to a net loss of $919,858 in fiscal year ended March 31, 1994. The loss in fiscal year ended March 31, 1994 largely was the result of a loss on the sale of assets in the amount of $908,393. The loss in fiscal year ended March 31, 1995 was impacted by the write off of the Russian joint venture investment.

               LIQUIDITY AND CAPITAL RESOURCES

               At March 31, 1996, the Company had cash of approximately $469. The Company has had no cash provided by operating activities for the last three fiscal years. Also, the Company currently has no credit facilities. Management executed an agreement in December 1995 to acquire Winifred B. Hayes Inc., which acquisition will enable the Company to become operational and generate funds internally. The acquisition is dependent on the Company's ability to raise a minimum of $700,000 in a private placement offering of its common stock. Subsequent to the execution of the agreement, all costs of the acquisition have been borne by MPLC, Inc., a Maryland corporation owned by the principal shareholder of the Company.

               No assurance can be given that the Company will be able to raise capital sufficient to effect the acquisition. In the event that the Company is not successful in raising the capital or undertaking other activities or acquiring businesses that will generate funds internally, it is unlikely that the Company would be able to continue in business.


ITEM 8.        FINANCIAL STATEMENTS

               The financial statements of the Company required by this item are filed as exhibits hereto, are listed under Item 14(a)(1) and
               (2), and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               The following reports are incorporated by reference to:

               (1) Form 8-K, dated May 22, 1995, regarding a change in accountants;
               (2) Amendment No. 1 to Form 8-K, dated May 25, 1995, submitting the accountant's letter indicating agreement; and
               (3) Amendment No. 2 to Form 8-K, dated July 19, 1995, relating to changes in accountants.

               As of November 30, 1995, the registrant terminated Roger B. Castro, CPA as its principal accountant to audit its financial statements. In the past two fiscal years, the accountant's report of the registrants's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. The registrant had no disagreements with its former accountant on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused him to make reference to such in connection with his report. The decision to change accountants was approved by the Board of Directors of the registrant on November 30, 1995. As of November 30, 1995, the registrant has retained Dohan & Co. as its principal accountant to audit the registrants's financial statements.



                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

               (a) The following table lists the directors and officers for the fiscal year ended March 31, 1996 and the current directors and officers of the Company.

                                                                               Position with the Company
                           Name                              Age                and Principal Occupation
                 ------------------------                    ---             ---------------------------
                    Marcy M. Engelbrecht                     43               President and Chief Executive
                                                                              Officer since March 31, 1995;
                                                                              President, Law Offices of
                                                                              Marcy M. Engelbrecht, P.A.
                                                                              (formerly Marcy M. Hallock, P.A.)
                                                                              since 1984; attorney at law, Willkie
                                                                              Farr & Gallagher from 1981 -
                                                                              1984; attorney at law, Weinberg
                                                                              & Green from 1979 - 1981;
                                                                              Senior Advisor, Labor Relations
                                                                              - American Petroleum Institute
                                                                              for 1977 - 1979.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)


                                                                               Position with the Company
                           Name                              Age                and Principal Occupation
                     --------------------                    ---              ----------------------------
                     Dr. Lawrence G. Miller                  42               Director since April 24, 1995;
                                                                              Vice President, Clinical Affairs
                                                                              Medical Director, Health Payment
                                                                              Review, Inc. since 1990; Adjunct
                                                                              Professor, Department of Pharm-
                                                                              acology and Experimental Thera-
                                                                              peutics, Tufts University School
                                                                              of Medicine since 1994 and
                                                                              Assistant Professor from 1988 -
                                                                              1992.

                     Bonnie Gottlieb                         45               Resigned 2/1/96 as Director
                                                                              and Secretary

                     Christopher Onyekwelu                   55               Resigned 3/1/96 as Chief
                                                                              Financial Officer

                     Warren Davison                                           Director since 10/6/95;

                     Nancy Volpe                                              Secretary since 10/6/95;

Dr. Lawrence G. Miller and Marcy M. Engelbrecht are brother and sister.


ITEM 11.  EXECUTIVE COMPENSATION

     No compensation was paid to any officer or director during the last four fiscal years of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of March 31, 1996, the ownership of the Common Stock of the Company by management and owners of 5% or more of the common stock of the Company:

Percent and           Name and Address                                        Amount and Nature
Title of Class       of Beneficial Owner                                      of Beneficial Ownership
- - --------------       -------------------                                      -----------------------
Common Stock        Marcy Engelbrecht                                             330,228 (1)
53.3%               19 Hillsyde Court                                             sole voting and
                    Cockeysville, Maryland  21030                                 investment power

Common Stock        Dr. Jack Gregory                                              107,400
17.3%               590 West Putnam, Suite 3                                      sole voting and
                    Porterville, California  93257                                investing power

Common stock        Directors and Executives as                                   330,228
53.3%               a Group                                                       sole voting and
                                                                                  investment power

(1) includes all shares held by relatives and corporate pension plans

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 As of July 3, 1995, the Company purchased certain assets from Marcy M. Engelbrecht, P.A., a corporation owned by Marcy M. Engelbrecht, for $80,629. Ms. Engelbrecht is a director, officer and shareholder of the Company. Pursuant to the Agreement of Sale and Purchase of Assets, $53,314,71 was paid in cash by the Company and the balance of $27,314.29 is being paid pursuant to a 60 month promissory note that bears interest at 9%. The assets consist primarily of office furniture and equipment. The price paid by the Company was based on an independent asset valuation conducted by a professional appraisal company (Martucci & Associates) prior to the purchase.

                 See Item 1 with respect to the loan to Vectar Trading Company (Jersey) Limited. The Company's former Chief Financial Officer, Christopher Onyedwelu, owned a fifteen percent (15%) interest in Vectar.

                 See Item # 1 with respect to the Company's agreement to acquire an interest in Hayes.

                 Commencing November, 30, 1995, substantially all of the operating expenses of Champion Financial Corporation, including rent expense. were paid by MPLC, Inc., a corporation whose principal stockholder is Marcy M. Engelbrecht. The Company has no obligation to repay these expenses.

                 As of March 31, 1996, the Company was indebted to Infoplan, Inc., a corporation owned by Ms. Engelbrecht and her spouse, in the amount of $6,010 as a result of advances made to the Company.

                                    PART IV

ITEM 14          EXHIBITS

                                                                                          PAGE(S)
                                                                                        ----------
               (a)  1.  INDEX TO FINANCIAL STATEMENTS

               The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                           Index to Financial Statements  . . . . . . . . . . . . .      F-1

                           Report of Certified Public Accountants   . . . . . . . .      F-2

                           Balance Sheets as of March 31, 1996 and
                              March 31, 1995  . . . . . . . . . . . . . . . . . . .      F-3

                           Statements of Operations for each of the Three
                              Years in the Period Ended March 31, 1996  . . . . . .      F-4

                           Statements of Stockholders' Equity for Each
                              of the Two Years in the Period Ended
                              March 31, 1996  . . . . . . . . . . . . . . . . . . .      F-5

                           Statements of Cash Flows for each of the
                              Three Years in the Period Ended March
                              31, 1996    . . . . . . . . . . . . . . . . . . . . .      F-6

                           Notes to Financial Statements  . . . . . . . . . . . . .   F-7 - F-13

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHAMPION FINANCIAL CORPORATION


                                    By:
                                       ----------------------------------------
                                       Marcy M. Engelbrecht, President/Director
                                              and Chief Executive Director


                                       ----------------------------------------
                                       Date


               Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    By:
                                       ----------------------------------------
                                       Marcy M. Engelbrecht / Secretary



                                       ----------------------------------------
                                       Date



                                    By:
                                       ----------------------------------------
                                       Lawrence G. Miller, Director



                                       ----------------------------------------
                                       Date



                                    By:
                                       ----------------------------------------
                                       Warren Davison, Director



                                       ----------------------------------------
                                       Date

                                 EXHIBIT INDEX

                                                                         PAGE(S)

               3.    (i)   Articles of Incorporation dated February 15, 1981,
                              and all amendments thereto (A)

                    (ii)   By-Laws (A)

               4.   Specimen Stock Certificate (A)

              10.   Material Contracts

                     (i)   Agreement with Vectar Trading Company
                              (Jersey) Limited (B)

                    (ii)   Acquisition Agreement (with Winifred S. Hayes, Inc.)

                   (iii) Amended and Restated Aquisition Agreement (with Winifred S. Hayes, Inc.)

              16.   Letter regarding change in accountants




            --------------------------------------
            (A) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

            (B) Incorporated by reference to the company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

                         CHAMPION FINANCIAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS




                                                                                          PAGE(S)
                                                                                       -----------
                    Report of Certified Public Accountants  . . . . . . . . . . . .         F-2

                    Balance Sheets as of March 31, 1996 and
                        March 31, 1995  . . . . . . . . . . . . . . . . . . . . . .         F-3

                    Statements of Operations for Each of Three
                        Years in the Period Ended March 31, 1996  . . . . . . . . .         F-4

                    Statements of Stockholders' Equity for Each
                        of the Three Years in the Period Ended
                        March 31, 1996  . . . . . . . . . . . . . . . . . . . . . .         F-5

                    Statements of Cash Flows for Each of the Three
                         Years in the Period ended March 31, 1996 . . . . . . . . .         F-6

                    Notes to Financial Statements   . . . . . . . . . . . . . . . .      F-7 - F13

                         [DOHAN AND COMPANY LETTERHEAD]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Champion Financial Corporation:

We have audited the accompanying balance sheet of Champion Financial Corporation at March 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Champion Financial Corporation as of March 31, 1995, and for the years ended March 31, 1994 and 1995, were audited by other auditors whose report dated August 2,1995, expressed an unqualified opinion on those statements.

We conducted our audit In accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit Includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Champion Financial Corporation at March 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended March 31, 1996, the Company incurred a net loss of $347,228 and, at March 31, 1996, has a deficiency in working capital of $46,843. The Company's immediate and future working capital requirements are dependent on the Company's ability to Attain profitable operations through its plan of acquisitions, to structure its financing arrangements and to successfully offer and place additional shares of the Company's stock. It is not possible to predict the outcome of future operations or whether the necessary acquisitions will be consummated or whether alternative capital or financing may be arranged. Management's plans regarding these matters are described in Note 8. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dohan and Company, P.A., CPA's

Miami, Florida
July 10, 1996

                         CHAMPION FINANCIAL CORPORATION
                                 BALANCE SHEETS
                            MARCH 31, 1996 AND 1995



                                                                              1996          1995
                                                                         ------------    -----------
                                              ASSETS

CURRENT ASSETS
  Cash (Note 7)                                                          $      469      $   356,755
  Prepaid expenses                                                              348              -0-
                                                                         ----------      -----------
     Total Current Assets                                                       817          356,755
                                                                         ----------      -----------

PROPERTY AND EQUIPMENT (Note 3)
  Office furniture and equipment                                             80,629              -0-
  Less accumulated depreciation                                              (9,128)             -0-
                                                                         ----------      -----------
     Property and Equipment, net                                             71,501              -0-
                                                                         ----------      -----------
OTHER ASSETS
  Loan receivable and investment (Notes 2 and 7)                              4,400              -0-
                                                                         ----------      -----------
TOTAL ASSETS                                                             $   76,718      $   356,755
                                                                         ==========      ===========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $   36,649      $       -0-
  Due to related parties (Notes 3 and 7)                                      6,202              -0-
  Current portion of note payable - related party (Notes 3 and 7)             4,809              -0-
                                                                         ----------      -----------
     Total Current Liabilities                                               47,660              -0-

LONG-TERM DEBT
  Long-term portion of note payable - related party (Notes 3 and 7)          19,531              -0-
                                                                         ----------      -----------

TOTAL LIABILITIES                                                            67,191              -0-
                                                                         ----------      -----------

COMMITMENTS (Notes 6 and 9)

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value:
     100,000,000 shares authorized;
     619,302 shares issued and outstanding                                      619              619
  Additional paid-in capital                                              2,586,650        2,586,650
  Accumulated deficit                                                    (2,577,742)      (2,230,514)
                                                                         ----------      -----------
     Total Stockholders' Equity                                               9,527          356,755
                                                                         ----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   76,718      $   356,755
                                                                         ==========      ===========



   The accompanying notes are an integral part of these financial statements.

                         CHAMPION FINANCIAL CORPORATION
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995, AND 1994


                                                             1996          1995             1994
                                                        -------------    ----------      ------------
REVENUES                                                $        -0-     $        -0-     $  180,417
                                                        ------------     ------------     ----------
OPERATING EXPENSES
  Consulting and professional                                151,574            9,860         86,052
  Depreciation                                                 9,128              -0-          1,809
  Employee salaries, costs, and benefits                      15,970              -0-            -0-
  Occupancy and office expense (Note 9)                       39,126            2,666         77,762
  Travel and entertainment                                    34,999              -0-         10,676
                                                        ------------     ------------     ----------
     Total Operating Expenses                                250,797           12,526        176,299
                                                        ------------     ------------     ----------

INCOME (LOSS) FROM OPERATIONS                               (250,797)         (12,526)         4,118
                                                        ------------     ------------     ----------

OTHER INCOME (EXPENSE)
  Investment income                                              967           11,337          2,867
  Interest and other investment expense                      (18,607)             -0-        (17,550)
  Loss on sale of marketable securities                      (78,791)             -0-            -0-
  Loss on discontinued joint venture (Note 4)                    -0-          (48,000)           -0-
  Loss on sale of assets                                         -0-              -0-       (908,393)
                                                        ------------     ------------     ----------
     Net Other Expense                                       (96,431)         (36,663)      (923,076)
                                                        ------------     ------------     ----------

LOSS BEFORE INCOME TAXES                                    (347,228)         (49,189)      (918,958)

PROVISION FOR INCOME TAXES (Note 5)                              -0-              -0-           (900)
                                                        ------------     ------------     ----------

NET LOSS                                                $   (347,228)    $    (49,189)    $ (919,858)
                                                        ============     ============     ===========

NET LOSS PER SHARE                                      $       (.56)    $       (.08)    $    (1.49)
                                                        ============     ============     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                          619,302          619,302        617,458
                                                        ============     ============     ===========





   The accompanying notes are an integral part of these financial statements.

                         CHAMPION FINANCIAL CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1996, 1995, AND 1994





                                        COMMON STOCK
                               -------------------------------       ADDITIONAL
                                  SHARES               PAR            PAID-IN      ACCUMULATED        STOCKHOLDERS'
                                OUTSTANDING           VALUE           CAPITAL        DEFICIT            EQUITY
                               -------------     ---------------   -------------  -------------   -----------------
BALANCES - April 1, 1993            6,137,705      $      6,138     $2,534,928     $(1,261,467)     $ 1,279,599

Net loss for the year ended
  March 31, 1994                                                                      (919,858)        (919,858)

Stock split reversal               (5,523,934)           (5,524)         5,524

Net issued shares                       5,531                 5         46,198                           46,203
                                  -----------      ------------     ----------     -----------      -----------

BALANCES - March 31, 1994             619,302               619      2,586,650      (2,181,325)         405,944

Net loss for the year ended
  March  31, 1995                                                                      (49,189)         (49,189)
                                  -----------      ------------     ----------     -----------      -----------

BALANCES  - March 31, 1995            619,302               619      2,586,650      (2,230,514)         356,755

Net loss for the year ended
  March  31, 1996                                                                     (347,228)        (347,228)
                                  -----------      ------------     ----------     -----------      -----------

BALANCES  - March 31, 1996            619,302  $            619     $2,586,650     $(2,577,742)          $9,527
                                  ===========      ============     ==========     ===========      ===========





   The accompanying notes are an integral part of these financial statements.

                         CHAMPION FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1996, 1995, AND 1994

                                                                1996             1995             1994
                                                           --------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $  (347,228)       $ (49,189)      $ (919,858)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                              9,128              -0-            1,809
       Loss on sale of marketable securities                    78,791              -0-              -0-
       Loss on discontinued joint venture                          -0-           48,000              -0-
       Loss on sale of assets                                      -0-              -0-          908,393
       Changes in operating assets and liabilities:
         Decrease in inventory                                     -0-              -0-           12,167
         Increase in accounts payable and accrued expenses      36,649              -0-              -0-
         Decrease in income taxes payable                          -0-             (900)          (9,324)
         Other                                                    (348)             -0-              -0-
                                                           -----------        ---------       ----------
     Net Cash Used in Operating Activities                    (223,008)          (2,089)          (6,813)
                                                           -----------        ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities                         (3,289,024)             -0-              -0-
  Sale of marketable securities                              3,210,233              -0-              -0-
  Decrease in short-term investment                                -0-              -0-           44,545
  Purchase of property and equipment                           (53,315)             -0-              -0-
  Sale of assets                                                   -0-            6,372          416,329
  Loan receivable and investment                              (100,000)             -0-              -0-
  Loan receivable repaid                                        95,600              -0-              -0-
                                                           -----------        ---------       ----------
     Net Cash Provided by (Used in) Investing Activities      (136,506)           6,372          460,874
                                                           -----------        ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of loans from officer                                  -0-              -0-          (36,000)
  Repayment of long-term debt                                      -0-              -0-         (195,000)
  Net advances to related parties                                6,202              -0-              -0-
  Reduction of note payable - related party                     (2,974)             -0-              -0-
  Common stock issued                                              -0-              -0-              553
  Additional paid-in capital                                       -0-              -0-           45,650
                                                           -----------        ---------       ----------
     Net Cash Provided by (Used in) Financing Activities         3,228              -0-        (184,797)
                                                           -----------        ---------       ----------

INCREASE (DECREASE) IN CASH                                   (356,286)           4,283          269,264

CASH AT BEGINNING OF YEAR                                      356,755          352,472           83,208
                                                           -----------        ---------       ----------

CASH AT END OF YEAR                                        $       469        $ 356,755       $  352,472
                                                           ===========        =========       ==========

SUPPLEMENTAL DISCLOSURES:

  Interest paid                                            $     9,187        $     -0-       $   17 550
                                                           ===========        =========       ==========

  Income taxes paid                                        $       -0-        $     900       $      -0-
                                                           ===========        =========       ==========
  Non-cash investing and financing activities:
     Purchase of property and equipment                    $    80,629        $     -0-       $      -0-
     Cash paid                                                  53,315              -0-              -0-
                                                           -----------        ---------       ----------
     Note payable - related party                          $    27,314        $     -0-       $      -0-
                                                           ===========        =========       ==========

   The accompanying notes are an integral part of these financial statements.

                       CHAMPION FINANCIAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 1996, 1995, AND 1994



NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Business Activity: Champion Financial Corporation (the Company) was incorporated in Utah on February 5, 1981 as Berscham Energy & Minerals, Inc. The Company was originally engaged in the business of energy, mineral, and hydrocarbon exploration and production. In 1984, the Company changed its name to Champion Energy Corporation. In 1989, the Company diversified into real estate holdings, international trade, and computer engineering services and
changed its name to Champion Financial Corporation.   In 1992, the Company
decided to focus its business strategy on international trade and in 1993 liquidated its real estate holdings and ceased its computer engineering business to concentrate on its international joint venture activities (see Note
4). By the end of the fiscal year ended March 31, 1994, the Company had discontinued most of its business activities. On March 31, 1995, the management of the Company changed as a result of the sale of a majority of its outstanding shares of common stock. Under its new management, the Company has actively sought international trade opportunities and acquisition opportunities throughout the United States. During the fiscal year ended March 31, 1996, the Company unsuccessfully attempted to acquire a life insurance company and is currently in the process of acquiring a controlling interest in a health care technology company (see Note 6).

       Marketable Securities: The Company accounts for investments in marketable securities in accordance with provisions of Statement of Financial Accounting Standards No. 115, which requires that investments in debt and equity securities be classified into one of three categories: Held to maturity, trading, or available for sale. All securities held by the Company were classified as trading securities. Statement No. 115 requires trading securities to be carried at fair value and the net unrealized gain or loss on those securities to be reported on the statement of operations.

       Property and Equipment: Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which vary from five to ten years.

       Long-Term Investments: The Company accounts for long-term investments at cost due to the lack of available information and marketability.

       Income Taxes: The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109. Statement No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years.

       Net Loss Per Share: Net loss per share of common stock is based on the weighted average number of shares outstanding during the years presented.

       Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       CHAMPION FINANCIAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 1996, 1995, AND 1994



NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Concentration of Credit Risk: As of March 31, 1996, the Company has an outstanding loan receivable with a foreign corporation in which the Company owns a 7.5% interest (see Note 2). The receivable is unsecured and non-interest bearing.



NOTE 2:  LOAN RECEIVABLE AND INVESTMENT

       On April 5, 1995, the Company purchased 7.5% of the outstanding stock of Vectar Trading Company (Jersey) Limited ("Vectar") for $1. Vectar is a trading company specializing in building materials and commodities and is the exclusive agent of Pentas Limited, Czech Republic ("Pentas") for the distribution of glass and ceramic tiles throughout Western Europe, the Middle East, and South Africa. In connection with the purchase of the stock interest, the Company loaned Vectar approximately $99,999, without interest. Under the terms of the purchase agreement, the Company is entitled to receive 30% of the gross profit on tile sales by Pentas until a maximum of $300,000 is received. As of March 31, 1996, the Company had been repaid $95,600 from the proceeds of sales transactions, reducing the balance of the loan to $4,399.

       If the Company receives $300,000 from Vectar, it will have the option of purchasing newly issued shares of Vectar up to 22% of the total issued and outstanding shares at an agreed-upon price of four times the prior year's earnings per share. The option expires on April 4, 2000.



NOTE 3:  RELATED PARTY TRANSACTIONS

       Long-Term Debt: In July, 1995, the Company purchased office furniture and equipment from a corporation owned by the beneficial principal stockholder of the Company for $80,629, based on an independent appraisal of its estimated fair market value. Initial payments of $53,315 were made, and the remaining balance of $27,314 was evidenced by a note payable from the Company. The note bears interest at 9% and is payable in monthly installments of principal and interest totaling $567 through July, 2000. The annual maturities of the note payable, summarized by fiscal years ending March 31, are as follows:

                                  1997                                     $ 4,809
                                  1998                                        5,260
                                  1999                                        5,753
                                  2000                                        6,293
                                  2001                                        2,225
                                                                           --------
                                     Total                                 $ 24,340
                                                                           ========

                        CHAMPION FINANCIAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 1996, 1995, AND 1994



NOTE 3:  RELATED PARTY TRANSACTIONS (CONTINUED)

       Due to Related Parties: During the year ended March 31, 1996, various advances were made to the Company by Risk Resolution Group, a partnership whose principal partner is also the beneficial principal stockholder of the Company. The advances were unsecured and non-interest bearing. The outstanding balance as of March 31, 1996 was $192. During the year ended March 31, 1996, various advances were made to the Company by Infoplan, Inc., a corporation whose stockholders are the beneficial principal stockholder of the Company and her spouse. The advances were unsecured, non-interest bearing, and had no specific terms of repayment. The outstanding balance as of March 31, 1996 was $6,010.

       Other: The chief financial officer of the Company, who resigned on March 1, 1996, owned a 15% interest in Vectar Trading Company (Jersey) Limited (see Note 2).



NOTE 4:  JOINT VENTURE

       In October, 1991, a joint venture agreement was entered into between the Company and VNIISK (the former Synthetic Rubber Institute of the Soviet Union), which formed Champion VNIISK Limited ("CIVIEL") as a stock corporation with its principal place of business in St. Petersburgh, Russia. This venture was intended to facilitate the marketing and distribution of synthetic rubber and other polymers from Russia in the United States. As of March 31, 1995, the total investment in the joint venture of $48,000 was determined to be worthless since CIVIEL was not actively operating due to the uncertainty about the economy in Russia. In addition, the Company's executive in charge of this division of business was no longer employed by the Company.



NOTE 5:  INCOME TAXES

       For the year ended March 31, 1996, the Company generated for income tax purposes a net operating loss carryforward of approximately $260,000 which expires in the year 2011 and a capital loss carryforward of approximately $79,000 which expires in the year 2001. The Company had a net operating loss carryforward of approximately $445,000 and a capital loss carryforward of approximately $950,000 as of March 31, 1995. However, as of March 24, 1995, there was an ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result of this change, the Company's ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $46,000 per year (6.83% of the market value of the Company at the time of the ownership change). Therefore, substantial net operating loss and capital loss carryforwards will be eliminated in future years due to the change in ownership. The utilization of the remaining carryforwards is dependent on the Company's ability to generate sufficient taxable income and capital gains during the carryforward periods and no further significant changes in ownership.

                        CHAMPION FINANCIAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 1996, 1995, AND 1994



NOTE 5:  INCOME TAXES (CONTINUED)

       The Company computes deferred income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires the use of an asset and liability method of accounting for income taxes. Statement No. 109 provides for the recognition and measurement of deferred income tax benefits based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit has been established, resulting in no deferred tax benefits as of the balance sheet dates.



NOTE 6:  ACQUISITION

       On December 4, 1995, the Company entered into an agreement to effectively acquire up to 75% of the issued and outstanding stock of Winifred
S. Hayes, Incorporated ("Hayes"). Hayes is a privately-held company engaged in the business of health care technology assessments that publishes The Hayes Directory of New Medical Technologies' Status and The Hayes Directory Legal Precedent Reports.

       Immediately prior to the acquisition, the stockholders of Hayes will exchange 51% of that corporation's outstanding common stock for 961 shares of common stock of MPLC, Inc. ("MPLC"), a Maryland corporation whose principal stockholder is the beneficial principal stockholder of the Company. The stockholders of Hayes will also place 24% of the outstanding stock in an escrow account. The escrow agents will exchange these shares for up to an 453 additional shares of MPLC, upon certain conditions as described below. Simultaneously with the exchange of Hayes stock for MPLC stock, certain entities and individuals having incurred costs associated with locating, evaluating, and investigating this acquisition for MPLC, will exchange their right, title, and interest in the Hayes acquisition agreement for 3,586 shares of MPLC common stock.

       Prior to the exchange of stock and merger, the Company intends to conduct a private placement, offering its common stock at a minimum price of $3.00 per share with the intention of raising a minimum of $700,000 net of transaction costs and a maximum of $2,100,000. Upon the initial closing of the private placement, the Company intends to contribute $700,000 of the proceeds of the offering to the capital of Hayes. In the event that the initial closing of the private placement does not occur within six months from the date of the agreement, the stockholders of Hayes will have the right to terminate the agreement (see Note 10). In the event that the Company fails to raise the minimum amount of $700,000 net of transaction costs within nine months from the date of the agreement, the original stockholders of Hayes will have the right to reacquire at par value 2% of the stock of Hayes, thereby giving them control. In addition, the shares of Hayes held in escrow will be returned to the original stockholders. In the event that the Company is able to raise $2,000,000 within nine months from the date of the agreement, the escrow will close and the shares representing 24% of the total outstanding stock of Hayes will be exchanged for 453 shares of common stock of MPLC.

                         CHAMPION FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995, AND 1994


NOTE 6:  ACQUISITION (CONTINUED)

       Subsequent to the exchanges MPLC will be merged into the Company. The current stockholders of Hayes will receive 731,000 shares of Company stock in exchange for their 961 shares of MPLC common stock and 344,000 shares of Company stock for their 453 shares of MPLC, in the event that the private placement offering raises $2,000,000. The remaining stockholders of MPLC will receive 2,726,000 shares of Company stock in exchange for their 3,586 shares of MPLC common stock.



NOTE 7:  FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107. The fair value amounts have been determined based on available market information and appropriate valuation methodology. The carrying amounts and estimated fair values of the Company's financial assets and liabilities as of March 31, 1996 are as follows:

                                                                                         Estimated
                                                                         Carrying           Fair
                                                                          Amount            Value
                                                                     --------------   --------------
                 Cash                                                $        469     $        469
                 Loan receivable                                     $      4,399     $      3,700
                 Note payable - related party                        $    (24,340)    $    (24,340)
                 Due to related parties                              $     (6,202)    $     (5,700)

       The carrying amount of cash approximates fair value. Based on borrowing rates currently available to the Company for obligations with similar terms and maturities, the fair value of the note payable - related party also approximates its carrying amount. The fair values of the loan receivable and the amounts due to related parties are estimated based on the rate of the note payable - related party and the anticipated dates of payment. Fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, fair value cannot be determined with precision.



NOTE 8:  MANAGEMENT'S PLANS

       The Company's financial statements for the year ended March 31, 1996 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations, as a result of which there is an accumulated deficit and a working capital deficiency as of March 31, 1996. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                         CHAMPION FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995, AND 1994



NOTE 8:  MANAGEMENT'S PLANS (CONTINUED)

       Management recognizes that the Company must generate additional resources in order to continue. Management's plans include the proposed acquisition of up to 75% of the issued and outstanding stock of Winifred S. Hayes, Inc. (see Note 6). Subject to the generation of no less than $700,000 in net proceeds from a private placement offering, management anticipates resuming operating activities and generating funds during the year ended March 31, 1997.



NOTE 9:  COMMITMENTS

       Leased Premises: During the year ended March 31, 1996, the Company incurred rental expenses of $14,978 relating to month-to-month rental of its office in Baltimore, Maryland.

       Employment Agreement: The Company and Hayes have entered into an employment agreement with Dr. Winifred S. Hayes (Employee), which becomes effective if the Company acquires an interest in Hayes (see Note 6). Under the terms of the agreement, the Employee will serve as the chairman of the board, president and chief executive officer of Hayes, and vice-president and a member of the board of directors of the Company for an initial term of five years.
The Employee will receive an annual salary of $110,000 from Hayes, which will be increased each year by 7 1/2%. In addition, the Employee will receive an annual bonus consisting of both cash and shares of the Company's stock, depending upon predetermined net earnings and profit margin targets.

       Stock Options: The Company has a stock option plan, the purpose of which is to enable the Company to compete successfully in attracting and retaining key employees with outstanding abilities by making it possible for them to purchase shares of the Company's common stock on terms that will give them a more direct and continuing interest in the future success of the Company's business. The original total number of shares for which options might be granted under this Plan could not exceed 300,000 shares. This number was adjusted because the number of issued shares were reduced by the 1 for 10 reverse stock split. As of March 31, 1996, 30,000 shares were reserved under the plan.

       The Board of Directors is authorized to grant options to selected employees pursuant to this plan until December 31, 1996, but not thereafter. The option price shall be fixed by the Board but shall in no event be less than 100% of the fair market value of the shares subject to the option on the date the option is granted. The fair market value shall be the average of the high and low prices of a share as reported on the date the option is granted. The Board may include, but shall not be obligated to do so, a stock appreciation right with any option granted under the plan to officers of the Company. No options have been granted under the plan.

                         CHAMPION FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1996, 1995, AND 1994





NOTE 10:  SUBSEQUENT EVENTS

       On July 9, 1996, the Company formed a wholly-owned subsidiary, MPLCACQ Corp., (ACQ) a Delaware corporation, for the purpose of acquiring various operating businesses, including Hayes. The Company will be initially capitalized by 100 shares of common stock. On July 10, 1996, the Company and other parties entered into an amended and restated acquisition agreement (Amendment) in connection with its acquisition of an interest in Hayes (previously discussed in Note 6). The restated agreement provides for the following major changes:

               A. The $700,000 originally contemplated to be contributed directly to the capital of Hayes by the Company, will now be used to capitalize ACQ, which will in turn contribute that same sum to the capital of Hayes.

               B. The time period for consummating the transaction was extended to 120 days from the date of the Amendment.

               C. MPLC will be merged into ACQ in a statutory merger, and MPLC shareholders, including the original Hayes shareholders, will receive 3,801,000 shares of newly issued restricted common stock of the Company. The shares are not intended to be registered for sale to the general public, except as permitted under Rule 144 of the Securities Act of 1933.