Form 10QSB
period 1996-06-30
CHAMPION FINANCIAL CORP
filed 1996-08-13
CIK 877050

                  U. S. Securities and Exchange Commission

                           Washington, D.C.  20549


                                 FORM 10-QSB


(Mark One)
/ X /  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......June 30, 1996.............................

/   /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                EXCHANGE ACT

For the transition period from .................... to ......................

     Commission file number .................0-19499......................

     ..................CHAMPION FINANCIAL CORPORATION..........................
                   (Exact name of small business issuer as
                          specified in its charter)

                 UTAH                                      88-0169547
     (State or other jurisdiction                       (I.R.S. employer
   of incorporation or organization)                  identification no.)

                               19 HILLSYDE COURT
                         COCKEYSVILLE, MARYLAND  21030
                    (Address of principal executive offices)

                      ...........(410) 628-0040 ..........
                          (ISSUER'S TELEPHONE NUMBER)

 ................................................................................
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
    --------      --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: .......Common stock, $0.001 par value, 619,302 outstanding as of June 30, 1996 ....

                         CHAMPION FINANCIAL CORPORATION
                                     INDEX





Part I:  Financial Information

   Item 1.  Financial Statements

      Balance Sheets as of June 30, 1996 and March 31, 1996

      Statement of Stockholders' Equity (Deficiency) for the Quarter Ended June 30, 1996

      Statements of Operations for the Quarters Ended June 30, 1996 and June 30, 1995

      Statements of Cash Flows for the Quarters Ended June 30, 1996 and June 30, 1995

      Notes to Financial Statements


   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations



Part II:  Other Information

   Signatures

                       PART I:  FINANCIAL INFORMATION

                       CHAMPION FINANCIAL CORPORATION
                               Balance Sheets

                                                                           JUNE 30,
                                                                             1996        MARCH 31,
                                                                          (UNAUDITED)       1996
                                                                          -----------    -----------
                                       ASSETS

CURRENT ASSETS
  Cash                                                                     $       -0-    $       469
  Prepaid expenses                                                                 -0-            348
                                                                           -----------    -----------
    Total Current Assets                                                           -0-            817
                                                                           -----------    -----------

PROPERTY AND EQUIPMENT
  Office furniture and equipment                                                80,629         80,629
  Less:  Accumulated depreciation                                              (11,410)        (9,128)
                                                                           -----------    -----------
    Net Property and Equipment                                                  69,219         71,501
                                                                           -----------    -----------

OTHER ASSETS
  Loan receivable and investment                                                 4,400          4,400
                                                                           -----------    -----------

TOTAL ASSETS                                                               $    73,619    $    76,718
                                                                           ===========    ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Bank overdraft                                                           $     1,822    $       -0-
  Accounts payable and accrued expenses                                         40,531         36,649
  Due to related parties (Note 2)                                               18,544          6,202
  Current portion of note payable - related party                                6,080          4,809
                                                                           -----------    -----------
    Total Current Liabilities                                                   66,977         47,660

LONG-TERM DEBT
  Long-term portion of note payable - related party                             18,260         19,531
                                                                           -----------    -----------

TOTAL LIABILITIES                                                               85,237         67,191
                                                                           -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $.001 par value:
    100,000,000 shares authorized;
    619,302 shares issued and outstanding                                          619            619
  Additional paid-in capital                                                 2,586,650      2,586,650
  Accumulated deficit                                                       (2,598,887)    (2,577,742)
                                                                           -----------    -----------
    Total Stockholders' Equity (Deficiency)                                    (11,618)         9,527
                                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $    73,619    $    76,718
                                                                           ===========    ===========

           See accompanying notes to unaudited financial statements.

                         CHAMPION FINANCIAL CORPORATION
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED JUNE 30, 1996


                                                                                                    TOTAL
                                                                                                    STOCK-
                                                                    ADDITIONAL                     HOLDERS'
                                                      COMMON         PAID-IN      ACCUMULATED       EQUITY
                                                       STOCK         CAPITAL        DEFICIT      (DEFICIENCY)
                                                    -----------    -----------    -----------     ----------
BALANCE - March 31, 1996                            $       619    $ 2,586,650    $(2,577,742)    $     9,527


Net loss for the three months ended
  June 30, 1996 (unaudited)                                                           (21,145)        (21,145)
                                                    -----------    -----------    -----------     -----------


BALANCE - June 30, 1996 (unaudited)                 $       619    $ 2,586,650    $(2,598,887)    $   (11,618)
                                                    ===========    ===========    ===========     ===========

           See accompanying notes to unaudited financial statements.

                         CHAMPION FINANCIAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                     JUNE 30
                                                                                1996          1995
                                                                             ---------      ---------
REVENUES                                                                    $     -0-      $     -0-
                                                                            ---------      ---------

OPERATING EXPENSES
 Consulting and professional                                                   17,492         43,573
 Depreciation                                                                   2,282          2,283
 Occupancy and office expense                                                     658         17,410
 Travel and entertainment                                                         -0-          8,197
                                                                            ---------      ---------
   Total Operating Expenses                                                    20,432         71,463
                                                                            ---------      ---------

LOSS FROM OPERATIONS                                                          (20,432)       (71,463)
                                                                            ---------      ---------

OTHER INCOME (EXPENSE)
 Investment income                                                                -0-          3,716
 Interest and other investment expense                                           (713)        (6,179)
 Unrealized loss on marketable securities                                         -0-        (35,066)
                                                                            ---------      ---------
   Net Other Expense                                                             (713)       (37,529)
                                                                            ---------      ---------

LOSS BEFORE INCOME TAXES                                                      (21,145)      (108,992)

PROVISION FOR INCOME TAXES                                                        -0-            -0-
                                                                            ---------      ---------

NET LOSS                                                                    $ (21,145)     $(108,992)
                                                                            =========      =========

NET LOSS PER SHARE                                                          $   (.034)     $   (.176)
                                                                            =========      =========




           See accompanying notes to unaudited financial statements.

                         CHAMPION FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED JUNE 30
                                                                                1996         1995
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $   (21,145)   $  (108,992)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                               2,282          2,283
      Realized gain on sale of assets                                              -0-         (2,836)
      Unrealized loss on marketable securities                                     -0-         35,066
      Changes in operating assets and liabilities:
        Increase in accounts payable and accrued expenses                        3,882         35,029
        Decrease in prepaid expenses                                               348            -0-
        Other                                                                      -0-         10,730
                                                                           -----------    -----------
    Net Cash Used in Operating Activities                                      (14,633)       (28,720)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable securities                                                -0-     (2,091,017)
  Sale of marketable securities                                                    -0-      1,832,823
  Purchase of property and equipment                                               -0-        (53,315)
  Pre-acquisition costs                                                            -0-        (49,149)
  Loan receivable and investment                                                   -0-       (100,000)
                                                                           -----------    -----------
    Net Cash Used in Investing Activities                                          -0-       (460,658)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of margin account                                                       -0-        131,638
  Net advances from related parties                                             12,342            -0-
  Increase in cash overdraft                                                     1,822            985
                                                                           -----------    -----------
    Net Cash Provided by Financing Activities                                   14,164        132,623
                                                                           -----------    -----------

DECREASE IN CASH                                                                  (469)      (356,755)

CASH AT BEGINNING OF PERIOD                                                        469        356,755
                                                                           -----------    -----------

CASH AT END OF PERIOD                                                      $       -0-    $       -0-
                                                                           ===========    ===========


SUPPLEMENTAL INFORMATION:
  Interest paid                                                            $       -0-    $     4,198
                                                                           ===========    ===========
  Income taxes paid                                                        $       -0-    $       -0-
                                                                           ===========    ===========
  Non-cash investing and financing activities:
    Purchase of property and equipment                                     $       -0-    $    80,629
    Cash paid                                                                      -0-        (53,315)
                                                                           -----------    -----------
    Note payable - related party                                           $       -0-    $    27,314
                                                                           ===========    ===========


           See accompanying notes to unaudited financial statements.

                         CHAMPION FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)



NOTE 1:  INTERIM FINANCIAL STATEMENTS

       The financial statements for the three months ended June 30, 1996 and 1995 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

       As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements and, accordingly, should be read in conjunction with the financial statements and notes thereto and Annual Report on Form 10-K as of March 31, 1996 and for the year then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.



NOTE 2:  DUE TO RELATED PARTIES

       As of June 30, 1996, various advances were made to the Company by Risk Resolution Group, a partnership whose principal partner is also the principal stockholder of the Company. The advances were unsecured and non-interest bearing. The outstanding balances as of June 30, 1996 and 1995 were $192 and $6,202, respectively.

       As of June 30, 1996, various advances were made to the Company by Infoplan, Inc., a corporation whose stockholders are the principal stockholder of the Company and her spouse. The advances were unsecured, non-interest bearing, and had no specific terms of repayment. The outstanding balance as of June 30, 1996 was $18,352.



NOTE 3:  LOSS PER SHARE

       Net loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

                         CHAMPION FINANCIAL CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30,
               1995

               No revenues were earned by the Company in either the quarter ended June 30, 1996 or the quarter ended June 30, 1995, which is a result of the operating inactivity of the Company during the last two fiscal years. The Company is currently seeking to restart business operations through the acquisition of Winifred
               B. Hayes, Inc. ("Hayes"). See "Liquidity and Capital Resources." During the quarter ended June 30, 1995, the Company held and traded marketable equity securities, which resulted in investment income earned totaling $3,716. The investments were all disposed of before March 31, 1996. Therefore, the Company earned no investment income during the quarter ended June 30, 1996.

               Operating expenses decreased from $71,463 during the quarter ended June 30, 1995 to $20,432 during the quarter ended June 30, 1996. This decrease results from the fact that, during the quarter ended June 30, 1995, the Company incurred substantial consulting and professional fees ($43,573) in an attempt to purchase a life insurance company. The offer was withdrawn when the acquisition was determined to be unfeasible.

               The Company had a net loss of $21,145 in the quarter ended June 30, 1996 compared to a net loss of $108,992 in the quarter ended June 30, 1995. The significant decrease in the quarterly loss resulted from the following:

                      1) Acquisition costs for the purchase of Hayes are being borne by MPLC, Inc., a Maryland corporation owned by the principal stockholder of the Company. The costs incurred by MPLC, Inc. are to be recovered from the proceeds of the private placement. See "Liquidity and Capital Resources."

                      2) Substantial unrealized losses on marketable equity securities were incurred by the Company during the quarter ended June 30, 1995.

                          PART II:  OTHER INFORMATION

                         CHAMPION FINANCIAL CORPORATION



               LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 1996, the Company had no cash and an overdraft of $1,822. Also, the Company currently has no credit facilities. The Company is seeking to restart business operations through the purchase of Hayes, a privately-held company engaged in the business of health care technology assessments, which acquisition will enable the Company to become operational. The acquisition is dependent on the Company's ability to raise a minimum of $700,000 in a private placement offering of its common stock. Subsequent to the execution of the agreement, all costs of the acquisition have been borne by MPLC, Inc., a Maryland corporation owned by the principal shareholder of the Company.

               No assurance can be given that the Company will be able to raise capital sufficient to effect the acquisition. In the event that the Company is not successful in raising the capital or undertaking other activities or acquiring businesses that will generate funds internally, it is unlikely that the Company would be able to continue in business.

                         CHAMPION FINANCIAL CORPORATION



                          PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS.

               Not applicable.


ITEM 2.        CHANGES IN SECURITIES

               Not applicable.


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Not applicable.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.


ITEM 5.        OTHER INFORMATION

               Not applicable.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    Exhibits.

                      (1)  Exhibit 27 Financial Data Schedules (SEC use only).

               (b)    The following reports were filed on Form 8-K:

                      (1) On July 17, 1996, the Company filed a current report on Form 8-K disclosing a change in the Company's auditors.

                        CHAMPION FINANCIAL CORPORATION


                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       CHAMPION FINANCIAL CORPORATION



                       By: /s/ Marcy M. Engelbrecht
                           --------------------------------------------------
                             Marcy M. Engelbrecht
                             President
                             (Principal Executive and Financial Officer)


                       Date:   August 14, 1996
                             ------------------------------