Form 10QSB
period 1996-09-30
CHAMPION FINANCIAL CORP
filed 1996-11-14
CIK 877050

                    U. S. Securities and Exchange Commission

                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)
[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......September 30, 1996........................

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                EXCHANGE ACT

For the transition period from ..................... to .....................

      Commission file number .................0-19499 ....................

      ......................CHAMPION FINANCIAL CORPORATION.................
                   (Exact name of small business issuer as
                          specified in its charter)


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

      ........................................................................
         (Former name, former address and former fiscal year, if changed since last report) Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes     X       No
            ------         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: .......Common stock, $0.001 par value, 619,302 outstanding as of September 30, 1996 ....

                         CHAMPION FINANCIAL CORPORATION
                                     INDEX





Part I:  Financial Information

   Item 1.  Financial Statements

      Balance Sheets as of September 30, 1996 and March 31, 1996

      Statement of Stockholders' Equity (Deficiency) for the Six Months Ended
        September 30, 1996

      Statements of Operations for the Three and Six Months Ended September 30,
        1996 and September 30, 1995

      Statements of Cash Flows for the Six Months Ended September 30, 1996 and
        September 30, 1995

      Notes to Financial Statements


   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations



Part II:  Other Information

   Signatures

                         PART I:  FINANCIAL INFORMATION

                         CHAMPION FINANCIAL CORPORATION
                                 BALANCE SHEETS

                                                                         SEPTEMBER 30,
                                                                             1996        MARCH 31,
                                                                         (UNAUDITED)       1996
                                                                         ------------   -----------


                                       ASSETS

CURRENT ASSETS
 Cash                                                                    $       -0-    $       469
 Prepaid expenses                                                                -0-            348
                                                                         -----------    -----------
   Total Current Assets                                                          -0-            817
                                                                         -----------    -----------

PROPERTY AND EQUIPMENT
 Office furniture and equipment                                               80,629         80,629
 Less:  Accumulated depreciation                                             (13,692)        (9,128)
                                                                         -----------    -----------
   Net Property and Equipment                                                 66,937         71,501
                                                                         -----------    -----------

OTHER ASSETS
 Loan receivable and investment                                                4,400          4,400
                                                                         -----------    -----------

TOTAL ASSETS                                                             $    71,337    $    76,718
                                                                         ===========    ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                   $    38,750    $    36,649
 Due to related parties (Note 2)                                              47,780          6,202
 Current portion of note payable - related party                               7,379          4,809
                                                                         -----------    -----------
   Total Current Liabilities                                                  93,909         47,660

LONG-TERM DEBT
 Long-term portion of note payable - related party                            16,961         19,531
                                                                         -----------    -----------

TOTAL LIABILITIES                                                            110,870         67,191
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
 Common stock, $.001 par value:
   100,000,000 shares authorized;
   619,302 shares issued and outstanding                                         619            619
 Additional paid-in capital                                                2,586,650      2,586,650
 Accumulated deficit                                                      (2,626,802)    (2,577,742)
                                                                         -----------    -----------
   Total Stockholders' Equity (Deficiency)                                   (39,533)         9,527
                                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                  $    71,337    $    76,718
                                                                         ===========    ===========

          See accompanying notes to unaudited financial statements.

                        CHAMPION FINANCIAL CORPORATION
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     SIX MONTHS ENDED SEPTEMBER 30, 1996





                                                                                                    TOTAL
                                                                                                    STOCK-
                                                                  ADDITIONAL                       HOLDERS'
                                                      COMMON        PAID-IN      ACCUMULATED        EQUITY
                                                      STOCK         CAPITAL        DEFICIT       (DEFICIENCY)
                                                   -----------    -----------    -----------     -----------


BALANCE - March 31, 1996                           $       619    $ 2,586,650    $(2,577,742)    $     9,527


Net loss for the six months ended
  September 30, 1996 (unaudited)                                                     (49,060)        (49,060)
                                                   -----------    -----------    -----------     -----------


BALANCE - September 30, 1996 (unaudited)           $       619    $ 2,586,650    $(2,626,802)    $   (39,533)
                                                   ===========    ===========    ===========     ===========





          See accompanying notes to unaudited financial statements.

                         CHAMPION FINANCIAL CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                1996          1995            1996          1995
                                             ---------      ---------      ---------      ---------


REVENUES                                     $     -0-      $     -0-      $     -0-      $     -0-
                                             ---------      ---------      ---------      ---------

OPERATING EXPENSES
 Consulting and professional                    23,459         32,109         40,951         75,682
 Depreciation                                    2,282          2,282          4,564          4,564
 Occupancy and office expense                    1,670         26,285          2,328         43,695
 Travel and entertainment                          -0-         21,705            -0-         29,901
                                             ---------      ---------      ---------      ---------
   Total Operating Expenses                     27,411         82,381         47,843        153,842
                                             ---------      ---------      ---------      ---------

LOSS FROM OPERATIONS                           (27,411)       (82,381)       (47,843)      (153,842)
                                             ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE)
 Investment income (loss)                          -0-         (8,816)           -0-         (5,100)
 Interest and other investment expense            (504)       (10,093)        (1,217)       (16,273)
 Unrealized gain (loss) on marketable
   securities                                      -0-         17,242            -0-        (17,826)
                                             ---------      ---------      ---------      ---------
   Net Other Expense                              (504)        (1,667)        (1,217)       (39,199)
                                             ---------      ---------      ---------      ---------

LOSS BEFORE INCOME TAXES                       (27,915)       (84,048)       (49,060)      (193,041)

PROVISION FOR INCOME TAXES                         -0-            -0-            -0-            -0-
                                             ---------      ---------      ---------      ---------

NET LOSS                                     $ (27,915)     $ (84,048)     $ (49,060)     $(193,041)
                                             =========      =========      =========      =========

NET LOSS PER SHARE                           $   (.045)     $   (.136)     $  (.0792)     $   (.312)
                                             =========      =========      =========      =========





          See accompanying notes to unaudited financial statements.

                         CHAMPION FINANCIAL CORPORATION
                            Statements of Cash Flows
                                  (Unaudited)


                                                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                                              1996                      1995
                                                                         -----------                -------------


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                $   (49,060)               $  (193,041)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                              4,564                      4,564
     Changes in operating assets and liabilities:
       Increase in accounts payable and accrued expenses                       2,101                     17,687
       Decrease in marketable securities                                         -0-                    (44,372)
       Decrease in prepaid expenses                                              348                        -0-
       Other                                                                     -0-                      1,736
                                                                         -----------                -----------
   Net Cash Used in Operating Activities                                     (42,047)                  (213,426)
                                                                         -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                              -0-                    (53,315)
 Pre-acquisition costs                                                           -0-                    (49,149)
 Loan receivable and investment                                                  -0-                     (4,400)
                                                                         -----------                -----------
   Net Cash Used in Investing Activities                                         -0-                   (106,864)
                                                                         -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net advances from related parties                                            41,578                     35,309
 Reduction of note payable - related party                                       -0-                       (727)
                                                                         -----------                -----------
   Net Cash Provided by Financing Activities                                  41,578                     34,582
                                                                         -----------                -----------

DECREASE IN CASH                                                                (469)                  (285,708)

CASH AT BEGINNING OF PERIOD                                                      469                    356,755
                                                                         -----------                -----------

CASH AT END OF PERIOD                                                    $       -0-                $    71,047
                                                                         ===========                ===========


SUPPLEMENTAL INFORMATION:
 Interest paid                                                           $       -0-                $     7,301
                                                                         -----------                -----------
 Income taxes paid                                                       $       -0-                $       -0-
                                                                         ===========                ===========
 Non-cash investing and financing activities:
   Purchase of property and equipment                                    $       -0-                $    80,629
   Cash paid                                                                     -0-                    (53,315)
                                                                         -----------                -----------
   Note payable - related party                                          $       -0-                $    27,314
                                                                         ===========                ===========





           See accompanying notes to unaudited financial statements.

                         CHAMPION FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



NOTE 1:  INTERIM FINANCIAL STATEMENTS

       The financial statements for the six months ended September 30, 1996 and 1995 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

       As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited financial statements and, accordingly, should be read in conjunction with the financial statements and notes thereto and Annual Report on Form 10-K as of March 31, 1996 and for the year then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.



NOTE 2:  DUE TO RELATED PARTIES

       As of September 30, 1996, various advances were made to the Company by Risk Resolution Group, a partnership whose principal partner is also the principal stockholder of the Company. The advances were unsecured and non-interest bearing. The outstanding balances as of September 30, 1996 and 1995 were $192 and $6,202, respectively.

       As of September 30, 1996, various advances were made to the Company by Infoplan, Inc., a corporation whose stockholders are the principal stockholder of the Company and her spouse. The advances were unsecured, non-interest bearing, and had no specific terms of repayment. The outstanding balance as of September 30, 1996 was $47,588.



NOTE 3:  LOSS PER SHARE

       Net loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

                       CHAMPION FINANCIAL CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

               No revenues were earned by the Company in either the quarter ended September 30, 1996 or the quarter ended September 30, 1995, which is a result of the operating inactivity of the Company during the last two fiscal years. The Company is currently seeking to restart business operations through the acquisition of Winifred B. Hayes, Inc. ("Hayes"). See "Liquidity and Capital Resources." During the quarter ended September 30, 1995, the Company held and traded marketable equity securities, which resulted in an investment loss of $5,100. The investments were all disposed of before March 31, 1996. Therefore, the Company earned no investment income during the quarter ended September 30, 1996.

               Operating expenses decreased from $82,381 during the quarter ended September 30, 1995 to $27,411 during the quarter ended September 30, 1996. This decrease results from the fact that, during the quarter ended September 30, 1995, the Company incurred substantial consulting and professional fees ($32,109) in an attempt to purchase a life insurance company. The offer was withdrawn when the acquisition was determined to be unfeasible. In addition, the Company incurred, during the quarter ended September 30, 1995, substantial travel and entertainment costs ($21,705) to seek other merger candidates.

               The Company had a net loss of $27,915 in the quarter ended September 30, 1996 compared to a net loss of $84,048 in the quarter ended September 30, 1995. The significant decrease in the quarterly loss resulted from the fact that acquisition costs for the purchase of Hayes and substantially all occupancy and office expenses are being borne by MPLC, Inc., a Maryland corporation owned by the principal stockholder of the Company. The costs incurred by MPLC, Inc. are to be recovered from the proceeds of the private placement. See "Liquidity and Capital Resources."

                       CHAMPION FINANCIAL CORPORATION



               LIQUIDITY AND CAPITAL RESOURCES

               At September 30, 1996, the Company had no cash and no credit facilities. The Company is seeking to restart business operations through the purchase of Hayes, a privately-held company engaged in the business of health care technology assessments, which acquisition will enable the Company to become operational. The acquisition is dependent on the Company's ability to raise a minimum of $700,000 in a private placement offering of its common stock. Subsequent to the execution of the agreement, all costs of the acquisition and substantially all occupancy and office expenses have been borne by MPLC, Inc., a Maryland corporation owned by the principal shareholder of the Company.

               No assurance can be given that the Company will be able to raise capital sufficient to effect the acquisition. In the event that the Company is not successful in raising the capital or undertaking other activities or acquiring businesses that will generate funds internally, it is unlikely that the Company would be able to continue in business.

                          PART II:  OTHER INFORMATION

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



                             CHAMPION FINANCIAL CORPORATION



                             By:
                                  --------------------------------------------
                                  Marcy M. Engelbrecht
                                  President
                                  (Principal Executive and Financial Officer)


                             Date:
                                  ------------------------------