Form 10QSB
period 1996-12-31
CHAMPION FINANCIAL CORP /MD/
filed 1997-02-18
CIK 877050

U. S. Securities and Exchange Commission


                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[ x ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......December 31, 1996..........................

[     ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from .........................to......................
     Commission file number .......................0-19499 .....................

 ..........................Champion Financial Corporation.......................
                    (Exact name of small business issuer as
                            specified in its charter)

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

    ......................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares  outstanding of each of the issuer's  classes of common equity, as of the last practicable date:  .......Common stock, $0.001 par value, 2,819,302 outstanding as of December 31, 1996 ....

                         CHAMPION FINANCIAL CORPORATION
                                      Index












Part I:  Financial Information

    Item 1.  Financial Statements

       Balance Sheets as of December 31, 1996 and March 31, 1996

       Statement of Stockholders'  Equity for the Nine Months Ended December 31,
         1996

       Statements of Operations for the Three and Nine Months Ended December 31,
         1996 and December 31, 1995

       Statements of Cash Flows for the Nine Months Ended  December 31, 1996 and
         December 31, 1995

       Notes to Financial Statements


    Item 2.  Management's  Discussion  and Analysis of Financial  Condition  and
               Results of Operations



Part II:  Other Information

    Signatures

                          PART I: FINANCIAL INFORMATION

                         CHAMPION FINANCIAL CORPORATION
                                 Balance Sheets

                                                                  December 31,
                                                                      1996         March 31,
                                                                  (UNAUDITED)         1996
                                                                  -----------      ---------


                     Assets

Current Assets
  Cash                                                                     $0           $469
  Prepaid expenses                                                          0            348
                                                                  -----------      ---------
       Total Current Assets                                                 0            817
                                                                  -----------      ---------



Property and Equipment
  Office furniture and equipment                                       80,629         80,629
  Less:  Accumulated depreciation                                     (15,975)        (9,128)
                                                                  -----------      ---------
    Net Property and Equipment                                         64,654         71,501
                                                                  -----------      ---------

Other Assets
  Loan receivable and investments                                       4,400          4,400
  Pre-acquisition costs                                               113,952              0
                                                                  -----------      ---------
    Total Other Assets                                                118,352          4,400
                                                                  -----------      ---------

  Total Assets                                                       $183,006        $76,718
                                                                  -----------      ---------



Statement of Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                              $148,230        $36,649
  Due to related parties  (Note 2)                                          0          6,202
  Current portion of note payable - related party                       8,709          4,809
                                                                  -----------      ---------
    Total Current Liabilities                                         156,939         47,660

Long-Term Debt
  Long-term portion of note payable - related party (Note 2)           15,631         19,531
                                                                  -----------      ---------

Total Liabilities                                                     172,570         67,191
                                                                  -----------      ---------

Stockholders' Equity Common stock, $.001 par value:
    100,000,000  shares authorized;
    2,819,302 shares issued and outstanding
      (619,302 at March 31, 1996)                                       2,819            619
  Additional paid-in capital                                        2,584,450      2,586,650
  Accumulated deficit                                              (2,576,833)    (2,577,742)
                                                                  -----------      ---------
    Total Stockholders' Equity                                         10,436          9,527
                                                                  -----------      ---------

Total Liabilities and Stockholders' Equity                           $183,006        $76,718
                                                                  ===========      =========

            See accompanying notes to unaudited financial statements.

                         CHAMPION FINANCIAL CORPORATION
                        Statement of Stockholders' Equity
                       Nine Months Ended December 31, 1996

                                                                                             Total
                                                            Additional                       Stock-
                                                 Common      Paid-in       Accumulated      holders'
                                                 Stock       Capital         Deficit         Equity
                                                 ------     -----------------------------------------
Balance - March 31, 1996                         $  619     $ 2,586,650    ($2,577,742)      $ 9,527


Net income for the nine months ended
  December 31, 1996 (unaudited)                                                    909           909


Issuance of common stock (Note 4)
  (unaudited)                                      2200          (2,200)                           0
                                                 ----------------------------------------------------

Balance - December 31, 1996 (unaudited)          $2,819     $ 2,584,450    ($2,576,833)      $10,436
                                                 ====================================================






            See accompanying notes to unaudited financial statements.

                         CHAMPION FINANCIAL CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                             Three Months Ended       Nine Months Ended
                                                December 31,             December 31,
                                             1996         1995        1996         1995
                                          ---------    ---------    ---------    ---------
Revenues                                  $       0    $       0    $       0    $       0
                                          ---------    ---------    ---------    ---------

Operating Expenses
  Consulting and professional                 5,360       38,960       46,311      114,642
  Depreciation                                2,283        2,282        6,847        6,846
  Occupancy and office expense                    0       13,905        2,328       57,602
  Travel and entertainment                        0        5,096            0       34,999
                                          ---------    ---------    ---------    ---------
     Total Operating Expenses                 7,643       60,243       55,486      214,089
                                          ---------    ---------    ---------    ---------

Loss from Operations                         (7,643)     (60,243)     (55,486)    (214,089)
                                          ---------    ---------    ---------    ---------

Other Income (Expense)
  Investment income (loss)                        0      (72,724)           0      (77,824)
  Forgiveness of debt (Note 2)               58,087            0       58,087            0
  Interest and other investment expense        (475)      (1,769)      (1,692)     (18,042)
Unrealized gain (loss) on marketable
     securities                                   0       17,826            0            0
                                          ---------    ---------    ---------    ---------
     Net Other Income (Expense)              57,612      (56,667)      56,395      (95,866)
                                          ---------    ---------    ---------    ---------

Income (Loss) Before Income Taxes            49,969     (116,910)         909     (309,955)

Provision for Income Taxes                        0            0            0            0
                                          ---------    ---------    ---------    ---------

Net Income (Loss)                         $  49,969    ($116,910)   $     909    ($309,955)
                                          =========    =========    =========    =========


Net Income (Loss) Per Share               $    .047    $   (.189)   $    .001    $   (.500)
                                          =========    =========    =========    =========






            See accompanying notes to unaudited financial statements.

                         CHAMPION FINANCIAL CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                              Nine Months Ended December 31,
                                                                                                   1996          1995
                                                                                                 ---------    ---------
Cash Flows from Operating Activities                                                             $     909    ($309,955)
  Net income (loss)
  Adjustments to reconcile  net loss to net cash provided by
    (used in) operating activities:
      Depreciation                                                                                   6,847        6,846
      Gain on forgiveness of debt                                                                  (58,087)           0
      Changes in operating assets and liabilities:
        Increase in accounts payable and accrued expenses                                          111,581       62,364
        Other                                                                                          348         (149)
                                                                                                 ---------    ---------
  Net Cash Provided by (Used in) Operating Activities                                               61,598     (240,894)
                                                                                                 ---------    ---------

Cash Flows from Investing Activities
  Purchase of property and equipment                                                                     0      (53,315)
  Pre-acquisition costs                                                                           (113,952)     (32,501)
  Loan receivable and investment                                                                         0       (4,400)
                                                                                                 ---------    ---------
    Net Cash Used in Investing Activities                                                         (113,952)     (90,216)
                                                                                                 ---------    ---------

Cash Flows from Financing Activities
  Net advances from related parties                                                                 51,885      (22,004)
  Reduction of note payable - related party                                                              0       (1,837)
                                                                                                 ---------    ---------
    Net Cash Provided by Financing Activities                                                       51,885      (23,841)
                                                                                                 ---------    ---------

Decrease in Cash                                                                                      (469)    (354,951)

Cash at Beginning of Period                                                                            469      356,755
                                                                                                 ---------    ---------

Cash at End of Period                                                                            $       0    $   1,804
                                                                                                 =========    =========



Supplemental Information:
  Interest paid                                                                                  $       0    $   8,622
                                                                                                 =========    =========

  Income taxes paid                                                                              $       0    $       0
                                                                                                 =========    =========

  Non-cash investing and financing activities:
    Purchase of property and equipment                                                           $       0    $  80,629
    Cash paid                                                                                    $       0    ($ 53,315)
                                                                                                 ---------    ---------
    Note payable - related party                                                                 $       0    $  27,314
                                                                                                 =========    =========




            See accompanying notes to unaudited financial statements.

                         CHAMPION FINANCIAL CORPORATION
                          Notes to Financial Statements
                                December 31, 1996
                                   (Unaudited)





Note 1:  Interim Financial Statements

        The financial statements for the nine months ended December 31, 1996 and 1995 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

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



Note 2:  Due to Related Parties

        As of March 31, 1996, the Company was indebted to Risk Resolution Group, a partnership whose principal partner is also the principal stockholder of the Company, in the amount of $192.

        As of March 31, 1996, the Company was indebted to Infoplan, Inc., a corporation whose stockholders are the principal stockholder of the Company and her spouse in the amount of $6,010. In addition, various advances totaling $51,885 were made to the Company during the nine months ended December 31, 1996.

        As of December 31, 1996, Risk Resolution Group and Infoplan, Inc. forgave the Company's obligations to them. Consequently, the Company has recorded other income of $58,087 for the three months ended December 31, 1996.

                         CHAMPION FINANCIAL CORPORATION
                          Notes to Financial Statements
                                December 31, 1996
                                   (Unaudited)










Note 3:  Income (Loss) Per Share

        Net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.



Note 4:  Common Stock

        Pursuant to an Exchange Agreement dated December 13, 1996, the Company issued 2,200,000 shares of $.001 par value common stock to the shareholders of MPLC, Inc. in exchange for 100% of the common stock of MPLC, Inc. and the stockholders' rights to and interests in an Acquisition Agreement between the Company, MPLC, Inc., the shareholders of Winifred B. Hayes, Inc., and the shareholders of MPLC, Inc.

                         CHAMPION FINANCIAL CORPORATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                Quarter  Ended  December  31,  1996  Compared  to Quarter  Ended
                ----------------------------------------------------------------
                December 31, 1995
                -----------------

                No revenues were earned by the Company in either the quarter ended December 31, 1996 or the quarter ended December 31, 1995, which is a result of the operating inactivity of the Company during the last two fiscal years. The Company is currently seeking to restart business operations through the investment in Winifred S. Hayes, Inc. ("Hayes") and the acquisition of National Health Benefits & Casualty Corporation ("NHBC"). See "Liquidity and Capital Resources." During the quarter ended December 31, 1995, the Company sold the balance of their marketable equity securities, which resulted in an investment loss of $72,724. The investments were all disposed of before March 31, 1996. Therefore, the Company earned no investment income during the quarter ended December 31, 1996.

                Operating expenses decreased from $60,243 during the quarter ended December 31, 1995 to $7,643 during the quarter ended December 31, 1996. This decrease results from the fact that, during the quarter ended December 31, 1995, the Company incurred substantial consulting and professional fees ($38,960) in their attempts to locate viable acquisition candidates.

                The Company had net income of $49,969 in the quarter ended December 31, 1996 compared to a net loss of $116,910 in the quarter ended December 31, 1995. The significant decrease in the quarterly loss results from: a.) costs for the investment in Hayes and substantially all occupancy and office expenses are being borne by Infoplan, Inc., a Delaware corporation owned by the principal stockholder of the Company and her spouse, and b.) the Company recorded $58,087 in other income as a result of the forgiveness of related party debt.

                         CHAMPION FINANCIAL CORPORATION



                Liquidity and Capital Resources

                At December 31, 1996, the Company had no cash and no credit facilities.

                On February 12, 1997, the Company closed the private offering pursuant to its Private Placement Memorandum dated September, 1996. The Company received subscriptions totaling $900,000.

                On December 16, 1996, the Company entered into an Agreement and Plan of Reorganization with the stockholders of National Health Benefits & Casualty Corporation (NHBC). NHBC operates a national managed care organization and provides related services and products designed to reduce the costs of medical care. It markets these services and products to insurance companies, self-insured businesses which maintain employee medical benefits plans, and third parties who administer employee medical plans for such employers.

                On January 14, 1997, the Company completed its acquisition of National Health Benefits & Casualty Corporation (NHBC) pursuant to an Agreement and Plan of Reorganization dated December 16, 1996 between the Company and the shareholders of NHBC. According to the terms of the Agreement, the Company issued 2,200,000 shares of $.001 par value common stock to the shareholders of NHBC in exchange for 100% of the capital stock of NHBC. The Company also contributed $625,000 of the proceeds from the private offering to the capital of NHBC. Upon the closing of the acquisition, Mr. Paul F. Caliendo and Mr. Stephen J. Carder became the President and Chief Executive Officer and Executive Vice president and Chief Financial Officer, respectively.

                In addition, the Company acquired 100% of the common stock of Three Rivers provider Network (TRPN) through an exchange of 100,000 shares of the Company's $.001 par value common stock.

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

                None.

Item 5. Other Information

                Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

                (a)     Exhibits.
                        (1)  Exhibit 2
                               A. Agreement and Plan of Reorganization regarding
                                  National Health Benefits & Casualty Corporation (Note 1)
                               B. Agreement  and Plan of  Acquisition  regarding
                                  Three Rivers Provider Network, Inc. (Note 2)

                        (2) Exhibit 10
                               A. Exchange  Agreement between Champion Financial
                                  Corporation and stockholders of MPLC, Inc.
                        (3) Exhibit 27 Financial Data Schedules (SEC use only).

                        Note 1: Incorporated by reference to Exhibit No. 2.1 to Form 8-K Current Report dated January 14, 1997.
                        Note 2: Incorporated by reference to Exhibit No. 2.2 to Form 8-K Current Report dated January 14, 1997.
                (b)     The following reports were filed on Form 8-K:
                        (1) On December  19, 1996,  the Company  filed a current
                            report on Form 8-K disclosing the payment by MPLC, Inc., the Company's wholly-owned subsidiary, of $350,000 to HAYES, Incorporated for the acquisition of 560,000 shares of Hayes common stock.
                        (2) On January 29,  1997,  the  Company  filed a current
                            report on Form 8-K disclosing Changes in Control of Registrant and the acquisition of National Health Benefits and Casualty Corporation and Three Rivers Provider Network.

                         CHAMPION FINANCIAL CORPORATION






                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CHAMPION FINANCIAL CORPORATION


                                        By: /s/ Paul F. Caliendo
                                            ------------------------------------
                                              Paul F. Caliendo
                                              President and Chief
                                              Executive Officer

                                        Date:    February 14, 1997




                                        By: /s/ Stephen J. Carder
                                            ------------------------------------
                                              Stephen J. Carder
                                              Executive Vice President and
                                              Chief Financial Officer

                                        Date:    February 14, 1997
                                             ---------------------------
                                      -12-