Form 10KSB
period 1997-03-31
CHAMPION FINANCIAL CORP /MD/
filed 1997-06-27
CIK 877050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended March 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

                         Commission file number 0-19499

                         CHAMPION FINANCIAL CORPORATION
--------------------------------------------------------------------------------
              (Name of Small Business as specified in its Charter)

                                      UTAH
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   88-0169547
--------------------------------------------------------------------------------
                     (I. R. S. Employer Identification No.)

9495 East San Salvador Drive, Scottsdale, Arizona                        85258
--------------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

                   Issuer's telephone number: (602) 614-4270

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
           Title of Each Class                     in which Registered
--------------------------------------  ----------------------------------------

     Common Stock, $.001 per share                  NASDAQ Small Cap

Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $2,286,208.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low closing sales prices of such stock as of June 17, 1997 was $31,471,487. As of such date, 5,473,302 shares of the Registrant's Common Stock were outstanding.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

ITEM 1. BUSINESS

Overview

         Champion Financial Corporation ("Champion" or "Company") is a health care management company dedicated to controlling the costs, improving the quality and enhancing the delivery of health care services. The Company also provides related products and services designed to reduce health care costs. The Company markets and provides programs and services to insurance companies, self-insured businesses for their medical plans and third parties who administer employee medical plans. These programs and services assist its clients in reducing health care costs for group health plans and for workers' compensation coverage and automobile accident injury claims.

         The Company provides a wide array of medical cost containment services such as implementing and coordinating case management procedures, managing and reviewing the utilization of health care services, providing independent medical examinations and intervention in the early stages of medical care for the injured party, and comprehensive bill review, claims processing and medical repricing services. Through its subsidiaries National Health Benefit & Casualty Corporation, a Nevada corporation ("NHBC"), and Three Rivers Provider Network, a Nevada corporation ("TRPN"), the Company provides access to, and operates, one of the largest independent preferred provider organizations ("PPO") of health care professionals and facilities in the United States. The Company also provides access to, and operates, one of the largest network of chiropractors in the United States. In addition, the Company offers a point of service ("POS") vision program, which offers members of the program an opportunity to obtain eye exams at reduced fees and purchase eye wear substantially below retail prices from participating providers.

         The Company seeks to expand its presence as a national provider of medical management services in the United States. To achieve this goal, the Company's strategy is to (i) expand its range of services, (ii) enhance its opportunities for growth through strategic acquisitions, and (iii) focus on creating a stronger market presence in the workers' compensation and automobile accident injury claim markets.

Development of Business

         The Company is a Utah corporation organized in February 1981 as "Bersham Energy & Minerals, Inc." In 1984, the Company changed its name to "Champion Energy Corporation" and in 1989, changed its name to "Champion Financial Corporation". Prior to 1997, the Company was primarily an inactive corporation which most recently had been engaged in the business of distributing synthetic polymers and other polymers in the United States.

         In January 1997, the Company acquired all of the issued and outstanding stock of NHBC in a business combination accounted for as a reverse acquisition. NHBC was incorporated in Nevada in July 1996 to serve as the parent corporation of National Property Casualty

Corporation ("NPCC"). NPCC has been in business since 1994 providing management of group health care services, workers' compensation claims and automobile accident medical claims for property and casualty insurers, third-party administrators, and self-insured employers, as well as a POS vision program.

         In January 1997, the Company also acquired all of the issued and outstanding stock of TRPN. TRPN is a PPO network comprised of acute care hospitals, outpatient facilities, ancillary service providers and physicians.

         In April 1997, the Company acquired 12.4% of the outstanding common stock of Hayes, Incorporated ("Hayes"). Hayes is a company based in Philadelphia engaged in the business of health care technology. Hayes produces health care technology assessments, legal precedent reports and customized health and legal research. A majority of these reports are provided through two quarterly publications, The Hayes Directory of New Medical Technologies Status and The Hayes Directory - Legal Precedents Reports.

Industry Overview

         In response to escalating health care costs over the past 20 years, federal and state governmental authorities have increasingly emphasized stringent cost-containment measures and employers, consumers, and other purchasers of health care have sought cost-effective alternatives to traditional indemnity insurance, under which providers generally receive payment on a fee-for-service basis.

         Managed care encompasses various arrangements among health care providers, payors, and enrollees that apply case management, utilization review, utilization of authorization systems, and allocation of risks and rewards to increase the efficiency of delivery of health care services. Managed care delivery systems may include coalitions of independent medical practices, alliances between hospitals and individual medical practices or physician networks, PPOs, and health maintenance organizations ("HMOs"). Managed care health plans create economic incentives designed to encourage providers to monitor enrollees, eliminate inefficiencies, and reduce unnecessary utilization of services while maintaining and improving the quality of patient care.

         The managed care industry has recently expanded beyond the traditional organizations providing cost containment services to group health insurance companies and self-funded employers to include workers' compensation coverages and automobile accident medical claims.

         Medical provider reimbursement methods vary on a state-by-state basis. A majority of the states have adopted fee schedules pursuant to which all health care providers are uniformly reimbursed. The fee schedules are also mandated by each state and typically establish the maximum amounts that are required to be reimbursed for each procedure. In states without fee schedules, health care providers are reimbursed based on usual, customary and reasonable ("UCR") fees charged in the particular geographic area within the state in which the services are provided.

         Workers' compensation is a statutorily defined employee benefit which varies on a state-by-state basis. Workers' compensation laws generally require employers to fully pay for employees' costs of medical treatment and a significant portion of lost wages, legal fees and other costs associated with work-related injuries and disabilities. Companies provide such coverage to their employees through either the purchase of commercial insurance from private insurance companies, participation in state-run funds or through self-insurance. For workers' compensation claims, many states do not permit employers to restrict a claimant's choice of health care provider, making it more difficult for employers and private insurance companies to utilize traditional managed care approaches. However, employers in 20 states currently have the right to direct employees to a specific primary health care provider during the onset of a workers' compensation case, subject to the right of the employee to change physicians after a specific period. Recently, a number of states have adopted legislation encouraging the use of workers' compensation managed care organizations in an effort to allow employers to control their workers' compensation costs.

         The automobile casualty industry is slowly beginning to incorporate managed care services into controlling the medical care cost for the clients that are injured in an automobile accident. Like the workers' compensation industry, the automobile insurance industry is regulated on a state-by-state basis. While regulatory approval is not required for the Company to offer most of its services to the automobile insurance market, state regulatory approval is required in order to offer automobile insurers products that permit them to direct claimants into a network of medical providers. Currently, several states have legislated the optional use of PPOs by private automobile, property and casualty insurance companies and in return, the insured receives a reduced annual premium. Additionally, six states have adopted fee schedules for health care providers to be reimbursed for automobile related injuries. Because of escalating medical costs, the Company expects that additional states will pass legislation adopting managed care components for insureds injured in an automobile accident. The management of the Company believes that the growing implementation of managed case services in the automobile casualty industry creates significant market opportunities.

The Company's Programs and Services

         The Company assists its customers in managing the increasing medical costs of group health plans, workers' compensation claims and automobile related injury claims through managed care techniques by providing access to a PPO network, a network of chiropractors and the POS vision program, as well as a variety of cost containment services such as utilization review, case management, bill review, claims processing and medical repricing.

         PPO Networks

         PPOs are typically groups of hospitals, physicians and other health care providers that offer services at pre-negotiated rates to groups. PPO networks offer the Company's clients a means of managing health care costs by reducing the per-unit price of medical services provided to clients. The Company's network is one of the largest networks of hospitals available in the United States and includes acute care hospitals, out-patient facilities, physical rehabilitation services, ancillary services and a panel of physicians. The Company provides its customers with access to PPO networks by contracting with existing networks organized by others and by working with networks chosen by its customers which meet the Company's criteria for provider selection. The Company uses the following guidelines in determining a provider's eligibility for membership in the PPO: (a) a commitment to managed care as indicated by their successful participation in risk contracting; (b) geographic locations to meet the needs of our payors; (c) demonstrated cost effectiveness; (d) range of service offered; and (e) verification of provider's adequate professional liability insurance and all licenses and certifications as required by law.

         The Company provides limited or full access to its PPO network depending upon the client's business practices and the level of savings for medical costs that the client is seeking. The Company's PPO program includes access to an Exclusive Provider Organization ("EPO") of facilities that have agreed to additional discounts in exchange for proper patient identification, direction on the facilities that may be used, and greater financial incentives. Over the years, the Company has become more involved in managing its client's health care when the client selects to utilize the Company's EPO network.

         Although some state legislation prohibits automobile insurance companies from directing a patient to a facility when the insured has suffered an injury, no state legislation prohibits the insured from electing to direct their own treatment in time for medical need. Consequently, a cost containment program called Elective Extension of Benefits was instituted by the Company on behalf of its automobile insurance clients. The creation of Elective Extension of Benefits was designed to permit the automobile policyholder the privilege of extending the number of medical care visits by utilizing one of the Company's contracted medical providers. When the provider accepts a medical reimbursement below their usual and customary fees, the policyholder is able to receive more treatments without exceeding the medical limits of their policy. Therefore, the clients of the Company benefit their policyholders by permitting the policyholder the privilege of accessing providers willing to reduce their fee for service.

         The Company conducts business with insurance companies of all sizes in approximately 38 states. Each policyholder is given the opportunity to contact the Company on its toll free line when requesting a qualified provider in his or her own community. With more than 5,300 hospitals and approximately 184,000 physicians in the network, the Company is able to ensure that more than 80% of its clients are within a 12 mile radius of one of its providers.

         The Company's compensation for network access is based on a percentage of savings, a fixed access fee per provider or a fixed fee based on the number of insureds ("Capitation Fee"), as agreed to by the client.

         Although the Company currently maintains its own PPO, it also contracts with other national and regional PPOs based on the needs and demographics of its clients. The PPO access fee paid by the Company to these contracted PPOs ranges from 8% to 23% of the savings.

         In order to offer a full array of services, the Company also has a chiropractic network which provides access to one of the largest networks of chiropractors in the United States. This network is typically accessed by individual clients for automobile and workers' compensation related claims. Under the chiropractic network, the Company enrolls a selected number of providers who are certified and licensed in their state to fully accommodate client needs. Claims from a chiropractors' office are reviewed on a line-by-line basis to detect miscoding issues and to make certain that claims are repriced in accordance with the prenegotiated fee schedule for each provider. The fee schedules are based on a declining basis whereby the fee paid to the provider is reduced based on the frequency of use. This encourages the provider to administer the necessary health care in a timely and precise manner.

         Bill Review, Claims Processing and Medical Repricing Services

         The Company offers retrospective bill review, claims processing and medical repricing services for physician and hospital bills ("Bill Review"). Bill Review consists of an on-line computer-based information system which stores and accesses state-mandated fee schedule and licensed usual and customary charge information for the review of medical charges. The management of the Company believes that Bill Review is one of the most comprehensive bill review and medical repricing programs in today's market.

         Under the Company's Bill Review program, each bill that is submitted by a physician, either in or outside the Company's PPO network, is evaluated on a line item basis. The Company's software systems monitor the bills by matching procedure codes with the prevailing medical diagnosis thus making the necessary adjustments. Prior to the application of a PPO fee schedule, the Bill Review system screens each bill for more than 90 different unwarranted charges. After a review of the entire bill, the Bill Review system automatically makes the necessary corrections and adjustments. In addition, the Bill Review system reveals duplicate procedures, validates medical procedures and analyzes the relationship of diagnosis to procedures performed. As part of the contractual arrangements with the PPO network, clients are able to access certain PPO contracted rates that can result in costs below the stated fee schedule representing additional savings.

         Vision Program

         The Company's First American Vision Services ("FAVS") program is a POS vision program offering its members the opportunity to purchase eye wear substantially below retail prices, if they are purchased from an independently owned FAVS provider. In addition, members are entitled to an eye examination at a pre-established reduced fee. The program benefits are extended to the members and their immediate families and there are no restrictions on the number of purchases.

         The Company maintains toll free telephone lines to assist its members in accessing the nearest FAVS provider. FAVS providers consist primarily of Doctors of Optometry and to a lesser extent, licensed opticians. As of March 31, 1997, there were approximately 3,200 vision care providers and 400,000 members participating in the FAVS program.

         In addition to receiving reductions in the cost of eye exam and eye wear purchases, a member is entitled to purchase replacement contact lenses at the wholesale price through the FAVS mail order program. The member simply provides the Company with a current copy of their prescription in order to purchase replacement contact lenses which are sent to them in the original manufacturer's containers. This program is available in most states, while a few states prohibit the dispensing of contact lenses directly to the patient.

         Set forth below (for illustrative purposes only) is a table comparing the retail price to the price a FAVS member might pay for an eye exam and the purchase of single vision eyeglasses:

                                                              FAVS
     Description                            Retail Costs*  Member Cost
     -------------------------------------  ------------   ----------

     Frame                                  $ 125.00       $  75.00
     Lenses                                 $  55.00       $  38.00
     Tint                                   $  28.00       $  18.00
     Scratch Resistant Coating              $  35.00       $  18.00
     UV 400 Protection                      $  24.00       $  18.00
     Dispensing Fee                                        $  12.00
     Total Eye Wear Purchase                $ 267.00       $ 179.00
     Eye Examination                        $  55.00       $  35.00
     FAVS members save.....................................$ 108.00
     ---------------
     *  Prices will vary by manufacturer and selection

Customers

         The Company's customers include group health insurance companies, third-party administrators for self-funded employers covering both health and workers' compensation, workers' compensation insurers and payors of automobile accident medical claims. The Company performs services for customers located throughout the United States. However, a limited number of customers represent the majority of the Company's consolidated revenue and the loss of any one or more would have a material adverse effect on the Company's financial condition and results of operations. The four primary customers and the percentage of the Company's revenues represented by these customers is as follows:

                                         March 31, 1997  March 31, 1996
                                         --------------  --------------

     Employers Health Insurance                32%             25%
     State Farm Insurance - Colorado           15%             20%
     Health Claim Services                     13%             17%
     Prudential Property and Casualty          20%             --
                                         --------------  --------------
     Total Revenues                            80%             62%

Sales and Marketing

         The Company actively markets its services primarily to automobile insurance companies, workers' compensation insurance companies, third-party administrators, self-insured employers and HMOs through the Company's direct sales force of eight full-time professionals. The Company creates interest and demand for its programs and services primarily through direct contact with potential customers and follow-up with marketing literature and information designed to specifically address the clients needs. The Company also participates in managed health care conventions and trade shows and advertises its services on a limited basis in trade journals and other print media, primarily to enhance name recognition and its reputation in the managed care cost containment industry.

Competition

         The managed health care cost containment industry is highly fragmented, with a large number of competitors. The Company does not believe that any single company commands significant market share. The management of the Company believes the level of competition will continue to increase in the future. Most of the Company's competitors are national managed care providers, insurance companies, HMOs, and third-party administrators that have implemented their own managed care programs. Several large insurance companies for workers' compensation, health and automobile have also implemented their own cost-containment programs through the carrier's own personnel. Many of the Company's current and potential competitors are significantly larger and have greater financial, technical, marketing, and management resources than the Company.

         The Company competes on the basis of its specialized knowledge and expertise in the managed health care services industry and on its ability to deliver effective services to the customer with a high level of customer satisfaction at a very affordable price. There can be no assurance that the Company will be able to compete successfully. The managed health care industry has experienced significant changes in recent years, primarily as a result of rising health care costs. The Company will be required to respond to various competitive factors affecting the health care industry, including new medical technologies that may be introduced; general trends relating to demand for health care services; regulatory, economic, and political factors; changes in patient demographics; and competitive pricing strategies by HMOs and other health care plans.

Intellectual Property, Proprietary Rights, and Licenses

         The Company regards certain features of its programs and services as proprietary and relies on a combination of contract, copyright, and trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally obtains nondisclosure agreements from its employees and hospital-clients and limits access to and distribution of its software, documentation, and other proprietary information. The Company believes that trade secret and copyright protection are less significant than factors such as the knowledge, ability, and experience of the Company's employees and the timeliness and quality of the services it provides.

Government Regulation

         Managed health care programs for group health care, workers' compensation and automobile accident injuries are conducted within a regulated environment. The Company's activities are regulated principally at the state level, which means the Company may be required to comply with certain regulatory standards which differ from state to state. Although the laws affecting the Company's operations vary widely from state to state, these laws fall into four principal categories: (i) laws that require licensing, certification or other approval of businesses that provide managed health care services; (ii) laws regulating the operation of managed care provider networks; (iii) laws that restrict the methods and procedures that the Company may employ in its health, workers' compensation and automobile managed care programs; and (iv) proposed laws which, if adopted, would have as their objective the reform of the health care system as a whole.

         Generally, parties that actually provide or arrange for the provision of health care services assume financial risk related to the provision of those services, or undertake direct responsibility for making payment or payment decisions for those services, are subject to a number of complex regulatory schemes that govern many aspects of their conduct and operations. In contrast, the services provided by the Company to its customers typically have not been the subject of regulation by the federal government and most states. Since the managed health care field is a rapidly expanding and changing industry and the cost of providing health care continues to increase, it is possible that the applicable state and federal regulatory frame works will expand to more fully regulate the conduct and operation of the Company's business.

         The Company's ability to provide comprehensive managed care services depends in part on its ability to contract with or create networks of health care facilities and providers which share the Company's objectives. The Company offers access to networks of health care providers selected by the Company for quality of care and pricing. New laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize or acquire. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers. These regulations may result in increased costs of operations for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for health care cost control.

         The Company does not itself engage in any professional practice or control the cost of professional services. Likewise, the Company does not believe that membership in the Company's programs constitutes insurance subjecting the Company to laws and regulations governing health care insurers and their operations. Certain regulations, present in most state and local jurisdictions, relating to the standards governing licensed health care professionals, prohibit such professionals from compensating any third person for soliciting patients or patronage on their behalf. Although the Company has not sought or received confirmation from government officials or an opinion of counsel, the Company believes that payments to the Company by participating vision and chiropractic providers do not violate such regulations since the Company's programs involve only the purchase of products and services on a cost containment basis.

         The automobile insurance industry, like the workers' compensation industry, is regulated on a state-by-state basis. While regulatory approval is not required for the Company to offer most of its services to the automobile insurance market, state regulatory approval is required in order to offer automobile insurers products that permit them to direct claimants into a network of medical providers. To date, only a few states have legislation that permits such direction of care.

         Regulations in the health care, workers' compensation and automobile insurance fields are constantly evolving. The Company is unable to predict what additional regulations, if any, affecting its business may be promulgated in the future. The Company's business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. Proposals for health care legislative reforms are regularly considered at the federal and state levels. In addition, changes in workers' compensation laws and regulations may impact demand for the Company's services, require the Company to develop new or modified services to meet the demands of the marketplace or modify the fees that the Company may charge for its services.

         Recently, the managed care industry has received significant amounts of negative publicity. This publicity, in turn, has contributed to increased legislative activity, regulation and review of industry practices. These factors may adversely affect the Company's ability to market its products or services, could necessitate changes in the Company's products and services, and may increase regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting profitability.

Employees

         As of March 31, 1997, the Company had 24 full-time employees, including its two executive officers. Eight of the employees are employed in sales and marketing capacities and 16 in administration. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

         The operations and success of the Company are dependent in large part upon the efforts and abilities of Paul F. Caliendo, the Company's Chairman of the Board, and President and Chief Executive Officer, and Stephen J. Carder, the Company's Executive Vice President and Chief Financial Officer. The loss of services of Mr. Caliendo or Mr. Carder would have a material and adverse effect upon the Company. The Company has not procured "keyman" insurance policies on the lives of Mr. Caliendo and Mr. Carder.

         The Company intends to hire additional executive personnel in sales and marketing in connection with the proposed expansion of its promotional efforts. There can be no assurance the Company will be successful in attracting or retaining qualified personnel in such areas, and management's plan of operation could be adversely affected if qualified personnel are not immediately available as needed.

Cautionary Statements

         The statements contained in the Business section and elsewhere in this Form 10-KSB, and, the statement contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations, all include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ('PSLRA"). When used in this Form 10- KSB and in future filings by the Company with the Securities and Exchange Commission, in Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Any of these forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

         The discussion contained herein involves cautionary statements regarding Champion's business that investors and others should consider. These discussions are intended to qualify under the "safe harbor" provisions of the PSLRA. In making these cautionary statements, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed herein may have affected Champion's past, as well as current, forward-looking statements about future results, so that the Company's actual results in the future may differ materially from those expressed in prior communication.

         Volatility of Stock Market. The market prices of the securities of certain of the publicly-held companies in the industry in which Champion operates have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, legislative or regulatory actions, health care costs trends, pricing trends, competition, earnings and acquisition activity. There can be no assurance regarding the level or stability of Champion's share price at any time or the impact of these or any other factors on share price.

         Control By Management. The senior management of the Company collectively have voting control of approximately 69.60% of the outstanding shares of Common Stock. Consequently, senior management of the Company will have a significant influence over the policies and affairs of the Company and will be in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's corporate documents and approval of mergers and sales of the Company's assets. See "Security Ownership of Certain Beneficial Owners and Management".

         Possible Litigation and Legal Liability. The Company, through its utilization management services and case management services, makes recommendations concerning the appropriateness of providers medical treatment plans of patients throughout the country, and it could share in potential liabilities for adverse medical consequences. The Company does not grant or deny claims for payment of benefits and the Company does not believe that it engages in the practice of medicine or the delivery of medical services. There can be no assurance however, that the Company will not be subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical service. In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company's business or results of operations. The Company is subject to potential product liability in its mail order contact lens distribution business arising from dispensing incorrect prescriptions, potential product tampering or damage including that occurring while in the mail distribution system, and lack of personal customer and physician contact. In addition, it is possible that the Company could be named as a party in any malpractice action which might be brought against a physician or hospital in the Company's PPO network. The Company does not have product liability insurance or insurance intended to protect against claims which might be asserted in any malpractice action. If the Company were found liable for any such claim, the cost of defending such claim as well as any judgment against the Company, could materially adversely affect the Company's financial condition and future prospects.

         Risks Related To Growth Strategy. The Company's strategy is to continue its internal growth and, as strategic opportunities arise, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from the Company's efforts to increase its market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated thereby could be completed. If such a transaction does occur, there can be no assurance that the Company will be able to integrate effectively any acquired businesses into the Company. In addition, any such transactions would be subject to various risks associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of businesses. There can be no assurance that any future acquisition or strategic relationship will not have an adverse impact on the Company's business, financial condition or results of operations. As suitable opportunities arise, the Company anticipates that it would finance such transactions, as well as internal growth, through working capital or in certain instances, through debt or equity financing. There can be no assurance however, that such debt or equity financing would be available to the Company on acceptable terms when and if suitable strategic opportunities arise.

ITEM 2. PROPERTIES

         The Company leases approximately 6,700 square feet in Scottsdale, Arizona for its administrative and executive offices at a rate of $10,000 per month for a term expiring April 30, 1999. This office space is adequate for the Company's current operations.

         The Company does not have a formal policy with respect to investments in real estate and real estate related investments.

ITEM 3. LEGAL PROCEEDINGS

         From time to time, the Company is named as a defendant in routine litigation incidental to its business. Based on the information currently available, the Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the NASDAQ Small Cap Market over-the-counter bulletin board under the symbol "CPFC."

         The following table sets forth the approximate high and low closing sales prices per share as reported by the NASDAQ Small Cap Market for the Company's Common Stock for the calendar periods indicated. The quotations do not reflect retail markups, markdowns or commissions and may not reflect actual transactions.

Fiscal Quarter                                              High           Low
---------------------------------------------------      ---------      --------
April 1 to June 15, 1997 ..........................      $    7.00      $   4.75

Quarter Ended March 31, 1997 ......................      $    6.25      $   4.25
Quarter Ended June 30, 1996 .......................      $    7.50      $   4.50
Quarter Ended September 30, 1996 ..................      $    7.75      $   5.50
Quarter Ended December 31, 1996 ...................      $    8.25      $   5.00

Quarter Ended March 31, 1996 ......................      $    6.00      $   2.00
Quarter Ended June 30, 1995 .......................      $    5.75      $   1.25
Quarter Ended September 30, 1995 ..................      $    4.50      $   1.75
Quarter Ended December 31, 1995 ...................      $    4.00      $   1.50

Quarter Ended March 31, 1995 ......................      $    2.00      $   0.75
Quarter Ended June 30, 1994 .......................      $    1.00      $   0.55
Quarter Ended September 30, 1994 ..................      $    0.875     $   0.25
Quarter Ended December 31, 1994 ...................      $    0.875     $   0.50

---------------

         There were approximately 800 shareholders of record of the Company's Common Stock as of March 31, 1997. The Company believes that there were approximately 900 beneficial owners of the Company's Common Stock. The Company has neither declared nor paid any cash dividends to date and does not plan to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Champion acquired NHBC in a business combination accounted for as a reverse acquisition with a publicly-traded shell company. In completing the acquisition, Champion issued 2,200,000 shares of common stock for all of the outstanding shares of the common stock of NHBC. To effect the combination, the fair value of the net tangible assets of Champion were added to the equity of NHBC. The historical financial statements of NHBC are presented as the historical financial statements of the combined enterprise and the results of operations of Champion are included in the financial statements of the combined enterprise beginning on the acquisition date.

         On January 9, 1997, the Company acquired the outstanding stock of TRPN through the issuance of 100,000 shares of Champion common stock. The business combination was treated as a purchase transaction which created $76,039 of goodwill through excess purchase cost.

         On January 14, 1997, Champion completed a private placement of common stock. The Company received net proceeds of $753,556 for the issuance of 225,000 shares of common stock.

         In April, 1997, the Company acquired 12.4% of the outstanding stock of Hayes.

Results of Operations

         Champion derives the majority of its revenue from providing managed health care programs to payors of health insurance benefits, workers' compensation and automobile related injuries.

         The Company reported consolidated operating revenues of $2,286,208 for 1997 compared to $1,286,047 for 1996, an increase of 78% or $1,000,161. The vast majority of this increase was in the fees charged for managed health care programs relating to the Company's preferred provider network of health care facilities, physicians and ancillary medical services. The Company added a new client in 1997, which contributed approximately 20% to the Company's total consolidated revenues. Additionally, the Company's existing clients increased the amount of claims submitted, primarily resulting from the Company's expanded provider network.

         The Company currently has access to approximately 5,600 acute care and outpatient hospitals and approximately 184,000 physicians. The Company's fees for services are typically based on a percentage of savings between the original medical claim and the adjusted contracted amount, which rate is normally 35% of the savings or differential. Occasionally, the Company will charge a fixed monthly fee per number of participants accessing the preferred provider network, commonly referred to as a "capitation rate."

         The Company's vision program, FAVS generated $275,671 in revenue from members and provider fees in 1997, compared to $67,993 in 1996, an increase of $207,678. The increase is primarily attributable to an increase in the membership and number of participating FAVS providers in 1997.

         The Company does not expect inflation to have a material impact on future revenue and/or profits.

Cost of Services

         The Company's cost of services consists primarily of access fees paid to regional PPO networks for providers not contracted directly with the Company, commissions paid to outside brokers and in-house marketing personnel and other services and products provided by outside vendors. Cost of services increased 50.1% in 1997, to $996,602 from $664,030 in 1996. The Company's cost of services increased in 1997, as a direct result of the 78% increase in revenues for 1997. Cost of services as a percentage of revenue for 1997, decreased to 43.6% from 51.6% in 1996. This substantial improvement is the result of contracting directly with the health care facilities and providers, therefore relying less on the regional network providers. Additionally, the Company began generating revenue from its bill review services, which has a high profit margin.

General and Administrative Expenses

         For fiscal year 1997, general and administrative expenses were $1,171,239, compared to $472,480 in 1996. This increase was due primarily to expenses for additional management and administration personnel to accommodate the increase in business and future growth. Additional factors include an increase in office rent due to the Company's move to its existing corporate offices in May 1996, and costs associated with being a publicly-traded entity. Depreciation expense has increased substantially due to the purchase of computer systems, office equipment and furniture to accommodate the additional personnel.

Liquidity and Capital Resources

         The Company has historically funded its working capital requirements and capital expenditures primarily from cash flow generated from operations supplemented by short-term borrowings under the Company's line of credit.

         The Company's cash and cash equivalents increased $861,519 from the March 31, 1996 balance of $34,577 to $896,096 at March 31, 1997. The Company's principal source of funds was from the completion of its private placement offering of common stock which resulted in net proceeds of $753,556. The remaining increase was generated from operations of the Company.

         The Company used $309,626 in May 1997, for the acquisition of the 12.4% investment in Hayes.

         The Company has an $80,000 secured line of credit with Norwest Bank of Arizona. The line of credit bears interest at prime plus 2%, and is secured by the Company's accounts receivable and furniture and equipment.

         Although there can be no assurances, management of the Company anticipates growth and expansion to accelerate in 1998 through the acquisition of complementary businesses or business lines, management personnel and infrastructure additions. The Company believes additional sources of cash flow will be required, in addition to funds from the operations, in order to accomplish its long-term strategies. There can be no assurance that the Company will be able to obtain such funds on terms acceptable to the Company, if at all.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-12 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The information set forth in Item 4 in the Company's report on Form 8-K, which was filed with the Securities and Exchange Commission on May 30, 1997, is incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information as of June, 1997, of the directors and executive officers of the Company:

Name                   Age  Position
---------------------  ---  ----------------------------------------------------

Paul F. Caliendo       50   President, Chief Executive Office and Director

Stephen J. Carder      42   Executive Vice President, Chief Financial
                            Officer, Treasurer, Secretary and Director

Gary L. Nielsen        54   Director

Gerald E. Finnell      57   Director

Robert H. Bedrossion   72   Director

         Paul F. Caliendo, President and Chief Executive Officer of the Company, has been principally employed as the President and Chief Executive Officer of National Health Benefits Corporation since 1987 and of National Property and Casualty Corporation since 1994. From 1981 until 1987, Mr. Caliendo served as President and Chef Executive Officer of First American Health Concepts, a publicly traded corporation listed on NASDAQ, which markets and administers a national vision program.

         Stephen J. Carder, Executive Vice President, Chief Financial Officer/Treasurer, Secretary, has been principally employed since 1994 as Executive Vice President and Chief Operating Officer of National Property and Casualty Corporation. From 1989 to 1994, Mr. Carder served as vice president of finance and administration for the Del Webb Development Corporation, a subsidiary of Del Webb Corporation, a NYSE company that develops and markets active adult communities. Mr. Carder served as vice president of finance for National Health Benefits Corporation from 1987 to 1988. Prior to 1987, Mr. Carder served as vice president of finance and administration for First American Health Concepts, a publicly traded corporation listed on NASDAQ, which markets and administers a national vision program. Mr. Carder is a certified public accountant.

         Gary L. Nielsen has been a Director of the Company since June, 1997. Mr. Nielsen is the Vice President Finance and Chief Executive Officer of Best Western International, Inc. since May 1996. From October 1986 to May 1996, Mr. Nielsen was Vice President and Treasurer of Giant Industries, Inc.

         Gerald E. Finnell has been a Director of the Company since June, 1997. Mr. Finnell has been a partner with the public accounting firm of KPMG Peat Marwick LLP from 1970 to 1995. Mr. Finnell also serves as a Director of Westminister Capital, Inc. of Beverly Hills, California.

         Robert H. Bedrossion has been a Director of the Company since June, 1996. Dr. Bedrossion is an ophthalmologist who has been in practice for nearly 40 years. Dr. Bedrossion is currently a principal of Vancouver Eye Care in Vancouver, Washington and has been a principal of the clinic or its predecessor since 1957.

         Dr. Bedrossion has failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation paid for all services rendered to the Company in all capacities during the last three completed fiscal years by the Company's Chief Executive Officer and one executive officer of the Company. No other executive officers or individuals of the Company received in excess of $100,000 during any of those years.

                                                     Annual Compensation
                                 ------------------------------------------------------------
                                                                 Long Term       All Other
Name and Position                Year  Salary   Bonus    Other  Compensation  Compensation(1)
-------------------------------  ----  -------  -------  -----  ------------  ---------------

Paul F. Caliendo,                1997  $83,750  $33,500    ---      ---           $9,420
     President and               1996  $55,000  $43,350    ---      ---           $7,600
     Chief Executive Officer     1995        0        0    ---      ---           $6,100
     and Director

Stephen J. Carder,               1997  $83,750  $33,500    ---      ---           $7,800
     Executive Vice President,   1996  $55,000  $43,350    ---      ---           $7,600
     Chief Financial Officer,    1995        0        0    ---      ---           $6,100
     Treasurer and Secretary
     and Director

---------------

(1) The Company paid lease payments for one automobile for the exclusive use of each of its executive officers through December 31, 1996.


         Beginning on January 1, 1997, the executive officers are paid salaries of $135,000 per year. The executive officers will also receive bonuses based on the Company's net profits; these bonuses are anticipated to total 30% of each officer's salary during fiscal 1998. The Company also pays each of its executive officers an automobile allowance of $1,000 per month and pays or reimburses its executive officers for business-related expenses. The Company provides certain health insurance benefits for all full time employees, including its officers. Champion's officers do not receive additional compensation for serving as directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 31, 1997, for (i) each executive officer of the Company; (ii) each director of the Company; (iii) all executive officers and directors of the Company as a group; and (iv) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock.

                                                                        % of
                                                Shares Beneficially  Outstanding
Beneficial Owner(1)                                     Owned          Stock(2)
----------------------------------------------  -------------------  -----------

Officers and Directors:
     Paul F. Caliendo3........................        2,600,000         47.51%
     Stephen J. Carder4.......................        2,600,000         47.51%
     Gary L. Nielsen..........................                0           *
     Gerald E. Finnell........................                0           *
     Robert H. Bedrossion.....................           93,000          1.7%
     All officers and directors as a group
         (5) persons).........................        3,793,000         69.30%

5% Holders
     Risk Resolution Group(5).................        1,500,000         27.40%

---------------

* Represents beneficial ownership of less than 1% of the outstanding shares of the Common Stock.

(1) Unless otherwise indicated, the address of the beneficial owner is c/o Champion Financial Corporation, 9495 East San Salvador Drive, Scottsdale, Arizona 85258.

(2) Beneficial ownership is determined with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of capital stock shown beneficially owned by them.

(3) Includes shared voting control with Mr. Carder over 1,500,000 shares of Common Stock beneficially owned by Risk Resolution Group, a Maryland partnership ("Risk Resolution"). Mr. Caliendo disclaims any pecuniary interest in the 1,500,000 shares.

(4) Includes shared voting control with Mr. Caliendo over 1,500,000 shares of common stock beneficially owned by Risk Resolution. Mr. Carder disclaims any pecuniary interest in the 1,500,000 shares.

(5) See Note 3 above. Mr. Caliendo and Mr. Carder share voting control over 1,500,000 shares of Common Stock held by Risk Resolution pursuant to an Irrevocable Proxy by Risk Resolution, dated January 8, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

         (B) REPORTS ON FORM 8-K.

         A report on Form 8-K was filed with the Securities and Exchange Commission on January 29, 1997, relating to the acquisition on NHBC.

         A report on Form 8-K, as amended, was filed with the Securities and Exchange Commission on May 30, 1997, relating to a change in Registrant's Certifying Accountants.

                         INDEX TO FINANCIAL STATEMENTS
                                                                        Page
                                                                      ----------

Independent Auditors' Report ........................................        F-2
Consolidated Balance Sheet for the year Ended March 31, 1997 ........        F-3
Consolidated Statements of Earnings and Retained Earnings for the
  years ended March 31, 1997 and 1996 ...............................        F-4
Consolidated Statements of Cash Flows for the years ended
  March 31, 1997 and 1996 ...........................................        F-5
Notes to Consolidated Financial Statements .......................... F-6 - F-12

                          INDEPENDENT AUDITORS' REPORT

                              KPMG PEAT MARWICK LLP

The Board of Directors and Shareholders
Champion Financial Corporation:

We have audited the accompanying consolidated balance sheet of Champion Financial Corporation and subsidiaries as of March 31, 1997 and the related consolidated statements of earnings and retained earnings, and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Financial Corporation and subsidiaries at March 31, 1997, and the results of their operations and their cash flows for the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles.

                                        KPMG Peat Marwick LLP

Phoenix, Arizona
June 6, 1997

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1997

                                     Assets

Current assets:
  Cash and cash equivalents ........................................  $  896,096
  Trade accounts receivable, less allowance for doubtful accounts
    of $15,000 (note 6) ............................................     250,795
  Other current assets .............................................      14,415
                                                                      ----------
          Total current assets .....................................   1,161,306
                                                                      ----------

Property and equipment, net (note 3) ...............................     158,109
Other assets, at cost ..............................................      89,795
                                                                      ----------
                                                                      $1,409,210
                                                                      ==========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .................................................  $  267,351
  Accrued expenses (note 5) ........................................      89,972
  Note payable (note 4) ............................................      24,340
  Deferred revenue .................................................      58,909
                                                                      ----------
          Total current liabilities ................................     440,572

Shareholders' equity:
  Common stock, $.001 par value 100,000,000 shares authorized,
    5,473,000 shares issued and outstanding ........................       5,473
  Additional paid-in capital .......................................     874,897
  Retained earnings ................................................      88,268
                                                                      ----------
          Total shareholders' equity ...............................     968,638

Commitments and contingencies (notes 6 and 7)
                                                                      ----------

Total liabilities and shareholders' equity .........................  $1,409,210
                                                                      ==========

See accompanying notes to consolidated financial statements.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

            Consolidated Statements of Earnings and Retained Earnings

                       Years ended March 31, 1997 and 1996

                                                          1997          1996
                                                      -----------   -----------

Revenues:
  Repricing fees ...................................  $ 2,002,952     1,218,054
  Member fees ......................................      275,671        67,993
  Other fees .......................................        7,585          --
                                                      -----------   -----------
                                                        2,286,208     1,286,047
                                                      -----------   -----------
Cost of services:
  PPO network fees .................................      725,443       590,218
  Commissions ......................................      222,649        63,277
  Billing refunds ..................................       23,089        10,535
  Contact lens purchases ...........................       11,654          --
  Outside bill review ..............................       13,767          --
                                                      -----------   -----------
                                                          996,602       664,030
                                                      -----------   -----------
Gross profit from operations .......................    1,289,606       622,017
                                                      -----------   -----------

General and administrative expenses:
  Wages and related ................................      660,972       337,646
  Other operating ..................................      476,263       125,834
  Depreciation .....................................       32,103         9,000
  Amortization .....................................        1,901          --
                                                      -----------   -----------
                                                        1,171,239       472,480
                                                      -----------   -----------

Earnings before income taxes .......................      118,367       149,537

Income tax (note 8) ................................       15,000          --
                                                      -----------   -----------
          Net earnings .............................      103,367       149,537

Distribution to shareholders .......................     (100,000)         --

Retained earnings (accumulated deficit) at
  beginning of year ................................       84,901      (64,636)
                                                      -----------   -----------

Retained earnings at end of year ...................  $    88,268        84,901
                                                      ===========   ===========

Earnings per share .................................  $       .03           .07
                                                      ===========   ===========

Weighted average shares outstanding ................    3,018,000     2,200,000
                                                      ===========   ===========

See accompanying notes to consolidated financial statements.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 1997 and 1996

                                                             1997        1996
                                                          ---------   ---------

Operating activities:
  Net earnings .........................................  $ 103,367     149,537
  Adjustments to reconcile net income to net cash
    provided  y operating activities:
    Depreciation .......................................     32,103       9,000
    Amortization .......................................      1,901        --
    Bad debt expense ...................................     15,000        --
    Changes in operating assets and liabilities:
      Increase in trade accounts receivable ............    (83,321)   (177,474)
      Increase in other current assets .................    (14,415)       --
      Increase in accounts payable .....................    147,717     119,634
      Increase in accrued expenses .....................     72,993      16,979
      Increase in deferred revenue .....................     58,909        --
                                                          ---------   ---------
Net cash provided by operating activities ..............    334,254     117,676
                                                          ---------   ---------

Investing activities-- purchases of equipment ..........   (101,499)    (25,593)
                                                          ---------   ---------

Financing activities:
  Increase in other assets .............................     (4,737)     (4,582)
  Principal payments on line of credit .................    (10,000)       --
  Proceeds from line of credit .........................       --        10,000
  Principal payments on note payable ...................    (10,055)    (66,966)
  Proceeds from issuance of common stock ...............    753,556        --
  Distribution to shareholders .........................   (100,000)       --
                                                          ---------   ---------
          Net cash provided by (used in) financing
            activities .................................    628,764     (61,548)
                                                          ---------   ---------

Net increase in cash and cash equivalents ..............    861,519      30,535

Cash and cash equivalents at beginning of year .........     34,577       4,042
                                                          ---------   ---------

Cash and cash equivalents at end of year ...............  $ 896,096      34,577
                                                          =========   =========

SUPPLEMENTAL FINANCIAL DISCLOSURE:
  Interest paid ........................................  $   3,394       1,790
                                                          =========   =========


SUPPLEMENTAL DISCLOSURE OF NONCASH ASPECTS OF
ACQUISITIONS THROUGH ISSUANCE OF COMMON STOCK:
  Assets acquired ......................................  $ 151,209        --
  Liabilities assumed ..................................     34,395        --

See accompanying notes to consolidated financial statements.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

(1)    DESCRIPTION OF BUSINESS

       National Property Casualty Corporation (NPCC) began operations in September 1994. On January 1, 1997, NPCC was merged into National Health Benefits & Casualty Corporation (NHBC), which was owned by the same shareholders. NHBC provides management of health care services and workers' compensation claims for property and casualty companies. The Company also operates a point of sale vision care program, First American Vision Services (FAVS), which permits members to purchase eyewear at a reduced price from its vision network providers, and a chiropractic network designed to assist property and casualty insurance companies in the reduction of costs associated with soft tissue claims.

       On January 1, 1997, NHBC was acquired by Champion Financial Corporation in a business combination accounted for as a reverse acquisition with a publicly-traded shell company. In completing the acquisition, Champion Financial Corporation (Champion) issued 2,200,000 shares of common stock for all of the outstanding shares of NHBC common stock. To effect the combination, the fair value of the net tangible assets of Champion were added to the equity of NHBC. The historical financial statements of NHBC are presented as the historical financial statements of the combined enterprise and the results of operations of Champion are included in the financial statements of the combined enterprise beginning on the acquisition date. Due to this accounting treatment, pro forma results are equivalent to actual results.

       On January 9, 1997, Champion acquired the outstanding stock of Three Rivers Provider Network (TRPN) through the issuance of 100,000 shares of Champion common stock. The business combination was treated as a purchase transaction which created $76,039 of goodwill through excess purchase cost. The goodwill is being amortized over 10 years. Pro forma results are not materially different from actual results.

       On January 14, 1997, Champion completed a private placement of common stock. The Company received net proceeds of $753,556 for the issuance of 225,000 shares of common stock.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       USE OF ESTIMATES

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the financial statements of the Company and its two wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       CASH EQUIVALENTS

       Cash equivalents of $592,020 at March 31, 1997 consist of investments in commercial paper with initial terms of less than three months. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

       EARNINGS PER SHARE

       Earnings per share are based upon the weighted average number of shares of common stock. There are no significant dilutive factors outstanding. Earnings per share for the year ended March 31, 1996 have been restated to reflect the number of equivalent shares received by NHBC.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management believes that the recorded amounts of current assets and current liabilities approximate fair value because of the short maturity of these instruments.

       REVENUE RECOGNITION

       Repricing fees are derived from a negotiated percentage of the medical savings generated from customer claims managed by the Company. These fees are recognized as revenue when the Company notifies the health care provider of their required billings reduction.

       Member fees are derived from companies that purchase annual memberships in the FAVS program. The membership fees are received at the inception of the annual contract; revenue is deferred at that point and recognized on a straight-line basis over the 12-month period.

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which approximates three years for equipment to five years for furniture and fixtures.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

       INCOME TAXES

       Prior to its acquisition, NHBC had elected S Corporation status under the regulations of the Internal Revenue Service. Consequently, the Company's taxable income was passed through to its shareholders, and the accompanying financial statements do not reflect a provision for income taxes or deferred tax assets or liabilities relative to those operations. On a proforma unaudited basis, the income tax expense for the March 31, 1996 period would have been $50,000. Subsequent to the acquisition, the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit has been established.

       IMPAIRMENT OF LONG-LIVED ASSETS

       Management reviews the possible impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.


(3)    PROPERTY AND EQUIPMENT

       A summary of property and equipment by major classification at March 31, 1997 follows:

                   Furniture and fixtures .......  $  55,110
                   Equipment ....................    144,158
                                                   ---------
                                                     199,268
                   Accumulated depreciation .....    (41,159)
                                                   ---------

                                                   $ 158,109
                                                   =========

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(4)    NOTE PAYABLE

       The Company maintains a $80,000 line of credit with a financial institution. The line of credit bears interest at prime plus 2%. The line is collateralized by the Company's accounts receivable and furniture and equipment and is guaranteed by the Company's shareholders. There were no drawings against this line of credit at March 31, 1997.

       The Company has a note payable to a related party in the amount of $24,340 at March 31, 1997. The note bore interest at 9%, and was paid in full during May 1997.


(5)    ACCRUED EXPENSES

       A summary of accrued expenses at March 31, 1997 follows:

                       Commission ..............  $29,972
                       Audit fees ..............   21,000
                       State income taxes ......   15,000
                       Paid time off ...........   10,000
                       Other ...................   14,000
                                                  -------

                                                  $89,972
                                                  =======

(6)    BUSINESS AND CREDIT CONCENTRATION

       The Company operates in a very competitive market. Its success is dependent upon the ability of its marketing group to continue to identify and contract with insurance companies and self- funded companies; to effectively administer repricing claims, and to expand into new markets and opportunities through acquisition. Changes in the insurance and health care industries may significantly affect management's estimates of the Company's performance.

       The Company's customers are located throughout the United States. Four customers accounted for the majority of revenues as follows:

                                                          March 31,
                                                      ----------------
                                                        1997    1996
                                                      -------  -------

           Employers Health Insurance .............      32%      25%
           State Farm Insurance ...................      15%      20%
           Health Claim Services ..................      13%      17%
           Prudential Property and Casualty .......      20%      --

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

       The allowance for doubtful accounts is based on the creditworthiness of the Company's customers as well as consideration for general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts. The majority of accounts receivable at March 31, 1997 are represented by the following customers:

                 Employers Health Insurance .............  31%
                 Health Claim Services ..................  18%
                 Prudential Property and Casualty .......   8%


(7)    COMMITMENTS AND CONTINGENCIES

       The Company is obligated under noncancelable operating leases for office space and equipment which expire in March 1999. Rent expense under noncancelable operating leases was $148,488 and $35,252 in 1996 and 1995, respectively.

       Future minimum lease payments under these leases are as follows:

                                                    Operating
                                                     leases
                                                   ----------

                    Fiscal years ending March 31:
                      1998 ......................  $  172,296
                      1999 ......................     129,684
                      2000 and thereafter .......         --
                                                   ----------
                    Total minimum lease payments   $  301,980
                                                   ==========

       The Company is the subject of various claims and litigation arising out of the ordinary course of business. In the opinion of management, the Company has adequate legal defenses and the outcome of these matters will not materially affect the Company's financial position.

       The repricing agreements with customer companies and physicians are cancelable at the option of those parties with written notice which varies from 30 to 90 days. Management generally attempts to renegotiate any such canceled agreements. Management believes that there is very little likelihood that there would be cancellations sufficient to have a material adverse effect on operations.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

(8)    INCOME TAXES

       The net operating loss of Champion for the year ended March 31, 1996, prior to the reverse acquisition, was approximately $260,000 which the Company utilized in the current year to fully offset taxable income. The utilization of these carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward period. However, in March 1995, there was an ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result, the Company's ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $46,000 per year. Net operating losses and capital losses incurred subsequent to March 1995 can be utilized at a rate of $780,000 per year.

       At March 31, 1997, the Company has available net operating loss carryforwards and capital loss carryforwards for Federal income tax purposes, subject to the limitations discussed above, which may provide future tax benefits expiring as follows:

                         Expiration Date  Operating     Capital
                         ---------------  ----------  ----------

                               1999       $     --       908,393
                               2000             --        48,000
                               2001             --        78,791
                               2002             --          --
                               2003           74,733        --
                               2004          106,376        --
                               2005            3,770        --
                               2006          201,008        --
                               2007             --          --
                               2008             --          --
                               2009             --          --
                               2010           11,465        --
                               2011            1,114        --
                               2012          172,000        --
                                          ----------  ----------
                                          $  570,466   1,035,184
                                          ==========  ==========

       Income tax expense for the year ended March 31, 1997 consists of:

                                      Current    Deferred     Total
                                    ----------  ----------  ----------

         U.S. Federal ............  $      --         --          --
         State and local .........      15,000        --        15,000
                                    ----------  ----------  ----------
                                    $   15,000        --        15,000
                                    ==========  ==========  ==========

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued

       The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

       Computed "expected" federal income tax expense ........  $ 40,000
       Expected state income taxes, net of federal benefit ...     7,000
       Change in valuation allowance .........................   (34,000)
       Other .................................................     2,000
                                                                --------
                                                                $ 15,000
                                                                ========

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows, there are no material deferred tax liabilities:

              Deferred tax assets:
                Net operating loss carry forward .......  $ 545,921
                Other ..................................     14,727
                                                          ---------
                Deferred tax asset .....................    560,648
              Less valuation allowance .................   (560,648)
                                                          ---------
                Net deferred tax asset .................  $    --
                                                          =========

       A valuation allowance is recorded when it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has determined that a full valuation allowance is appropriate because the Company currently does not expect taxable income to be sufficient to reverse temporary differences in the foreseeable future. The net increase during the year in the total valuation allowance was approximately $100,000.


(9)    SUBSEQUENT EVENTS

       On April 29, 1997, the Company entered into an agreement (Acquisition Agreement) with Hayes, Incorporated (Hayes). In expectation of closing under the Acquisition Agreement, the Company advanced to Hayes an aggregate of $309,626. The Company has agreed to accept 338,476 shares of the common stock of Hayes for an aggregate purchase price equal to the amount of the advance. The issuance of Hayes common stock resulted in the Company acquiring a 12.4% interest in Hayes. Between the date of the agreement and December 1997, Hayes has the right to redeem its common stock by paying an aggregate sum of $324,000 to the Company.

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul F. Caliendo and Stephen J. Carder, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(2) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHAMPION FINANCIAL CORPORATION

                                        By:  /s/ Paul F. Caliendo
                                             -----------------------------------
                                             Paul F. Caliendo
                                             President, Chief Executive Officer
                                             and Director

Date:  June 25, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                  Date
-----------------------------------------  -------------------------------------

/s/ Paul F. Caliendo                                  June 25, 1997
-----------------------------------------
Paul F. Caliendo
President and Chief Executive Officer and
Director (Principal Executive Officer)

/s/ Stephen J. Carder                                 June 25, 1997
-----------------------------------------
Stephen J. Carder
Executive Vice President, Chief Financial
Officer, Treasurer and Secretary and
Director (Principal Financial and
Accounting Officer)

/s/ Gary L. Nielsen                                  June 25, 1997
----------------------------------------
Gary L. Nielsen
Director

/s/ Gerald E. Finnell                                June 25, 1997
----------------------------------------
Gerald E. Finnell
Director

/s/ Robert H. Bedrossion                             June 25, 1997
----------------------------------------
Robert H. Bedrossion
Director

                                  EXHIBIT INDEX

Exhibit Number Description
-------------- -----------------------------------------------------------------

2.1 Agreement and Plan of Reorganization, dated December 16, 1996, among the Company, Paul F. Caliendo and Stephen J. Carder, as the Shareholders of National Health Benefits & Casualty Corporation (incorporated by reference to Exhibit 2.2 to Company's report on Form 8-K filed with the Commission on January 14, 1997).

2.2 Agreement and Plan of Acquisition, dated December 20, 1996, by and among Champion Financial Corporation, a Utah corporation, Mark D. Dyer and Darren Silvertsen (incorporated by reference to
               Exhibit 2.2 to Company's report on Form 8-K filed with the Commission on January 14, 1997).

3.1 Articles of Incorporation (incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1992).

3.2 By-laws of Registrant (incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended March 31,
               1992).

4.1 Specimen Stock Certificate (incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1992).

9.1            Irrevocable Proxy, dated January 8, 1997 of Risk Resolution
               Group.

10.1 Exchange Agreement between the Company and the Stockholders of MPLC, Inc. dated as of December, 1996 (incorporated by reference to Exhibit 10 to Company's quarterly report on Form 10-Q for the quarter ended December 31, 1996).

10.2 Settlement, Release and Subscription Agreements dated April 29, 1997, by and among the Company MPLC, Inc., Info Plan, Inc., Risk Resolution Group, Morey M. Englebrecht, Zirk Englebrecht, Winifred S. Hayes, Incorporated, Dr. Winifred S. Hayes and Robert
               E. Hayes, Jr.

16. Letter regarding change in accountants (incorporated by reference to the Company's report on Form 8-K filed with the Commission on May 30, 1997).

21.            Subsidiaries of the Registrant.

27.            Financial Data Schedule