Form 10QSB
period 1997-06-30
CHAMPION FINANCIAL CORP /MD/
filed 1997-08-13
CIK 877050

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[ x ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......June 30, 1997..............................

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from .......................to........................

      Commission file number...............0-19499 .............................

 .........................Champion Financial Corporation........................
                    (Exact name of small business issuer as
                            specified in its charter)

           Utah                                               88-0169547
 (State or other jurisdiction                              (I.R.S. employer
of incorporation or organization)                         identification no.)

                           9495 E. San Salvador Drive
                            Scottsdale, Arizona 85258
                    (Address of principal executive offices)

                      ...........(602) 614-4285 ..........
                           (Issuer's telephone number)

 ...............................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)
         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes X   No
   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares  outstanding of each of the issuer's classes of common equity, as of the last practicable date:  .......Common  stock, $0.001 par value, 5,473,302 outstanding as of August 11, 1997 ....

                         Champion Financial Corporation
                                      Index

Part I: Financial Information

        Item 1. Financial Statements

                Balance  Sheets as of June 30, 1997 and March 31, 1997  . . . .3

                Statements of Operations for the three months ended
                June 30, 1997 and June 30, 1996  . . . . . . . . . . . . . . . 4

                Statements of Cash Flows for the three months ended
                June 30, 1997 and June 30, 1996 . . . . . . . . . . . . . . . .5

                Notes to Unaudited Consolidated Financial Statements. . . . . .6


        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations  . . . . . . . . . . . . . . . . . . 9

Part II: Other Information

                Exhibits - None

                Signatures   . . . . . . . . . . . . . . . . . . . . . . . . .11

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                                                                    June 30,
                                                                                     1997        March 31,
                                                                                  (UNAUDITED)      1997
                                                                                  -----------   ----------
                                    Assets
                                    ------

Current assets:
  Cash and cash equivalents                                                        $  406,550   $  896,096
  Trade accounts receivable, less allowance for doubtful accounts of $15,000          280,200      250,795
  Other current assets                                                                 20,113       14,415
                                                                                   ----------   ----------
        Total current assets                                                          706,863    1,161,306
                                                                                   ----------   ----------

Property and equipment, net (note 2)                                                  158,072      158,109
Investment in healthcare technology company                                           309,626         --
Other assets, at cost                                                                  95,605       89,795
                                                                                   ----------   ----------
                                                                                   $1,270,166   $1,409,210
                                                                                   ==========   ==========


                     Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                                 $  187,203   $  267,351
  Accrued expenses                                                                     72,937       89,972
  Note payable                                                                           --         24,340
  Deferred revenue                                                                     10,000       58,909
                                                                                   ----------   ----------
       Total current liabilities                                                      270,140      440,572

Shareholders' equity:

   Common stock, $.001 par value 100,000,000 shares authorized, 5,473,302 shares
    issued and outstanding                                                              5,473        5,473
   Additional paid -in- capital                                                       874,897      874,897
   Retained earnings                                                                  119,656       88,268
                                                                                   ----------   ----------
       Total shareholders' equity                                                   1,000,026      968,638

                                                                                   ----------   ----------
       Total Liabilities and shareholders' equity                                  $1,270,166   $1,409,210
                                                                                   ==========   ==========

See accompanying notes to unaudited consolidated financial statements.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statements of Earnings and Retained Earnings
               For the Three Months Ended, June 30, 1997 and 1996
                                  (Unaudited)
                                                                     1997           1996
                                                                 -----------    -----------
Revenues:
   Repricing fees                                                $   578,442    $   390,491
   Member fees                                                       138,976         75,928
   Other fees                                                          5,590           --
                                                                 -----------    -----------
                                                                     723,008        466,419
                                                                 -----------    -----------

Cost of services:
   PPO network fees                                                  177,017        161,270
   Commissions                                                       100,017         36,540
   Billing refunds                                                     3,528          3,622
   Contact lens purchases                                              2,467          1,056
   Other                                                                (112)          --
                                                                 -----------    -----------
                                                                     282,917        202,488
                                                                 -----------    -----------

Gross profit from operations                                         440,091        263,931
                                                                 -----------    -----------

General and administrative expenses:
   Wages and related                                                 228,129         81,200
   Other operating                                                   157,036         96,836
   Depreciation                                                       11,637          3,000
   Amortization                                                        1,901            300
                                                                 -----------    -----------
                                                                     398,703        181,336
                                                                 -----------    -----------

Earnings before income taxes                                          41,388         82,595

Income tax                                                            10,000           --
                                                                 -----------    -----------

Net earnings                                                     $    31,388    $    82,595

Retained earnings(accumulated deficit) at beginning of quarter        88,268         84,901
                                                                 -----------    -----------
Retained earnings at end of quarter                                  119,656        167,496
                                                                 ===========    ===========

Earnings per share                                               $      0.01    $      0.04
                                                                 ===========    ===========

Weighted average shares outstanding                                5,473,302      2,200,000
                                                                 ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                         CHAMPION FINANCIAL CORPORATION
                            Statements of Cash Flows
               For the Three Months Endedl June 30, 1997 and 1996
                                  (Unaudited)
                                                                    1997         1996
                                                                 ---------    ---------
Operating activities:
   Net earnings                                                  $  31,388    $  82,595
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                     11,637        3,000
   Amortization                                                      1,901          300
   Changes in operating assets and liabilities:
     Increase in trade accounts receivable                         (29,405)     (43,073)
     Increase in other current assets                               (5,698)     (28,792)
     Decrease in accounts payable                                  (80,148)     (52,740)
     Increase(decrease) in accrued expenses                        (17,035)       7,749
     Increase line of credit                                          --         15,000
     Decrease in deferred revenue                                  (48,909)        --
                                                                 ---------    ---------
         Net cash provided by (used in) operating activities      (136,269)     (15,961)
                                                                 ---------    ---------

Investing activities:
   Purchases of equipment                                          (11,600)     (16,686)
   Preaquisition cost                                               (7,711)        --
   Investment in healthcare technology company                    (309,626)
                                                                 ---------    ---------
        Net cash provided by (used in) investing activities       (328,937)     (16,686)
                                                                 ---------    ---------

Financing activities:
    Payoff on note payable                                         (24,340)
                                                                 ---------    ---------
         Net cash provided by (used in) financing activities       (24,340)        --
                                                                 ---------    ---------

Net decrease in cash and cash equivalents                         (489,546)     (32,647)

Cash and cash equivalents at beginning of quarter                $ 896,096    $  34,577
                                                                 ---------    ---------

Cash and cash equivalents at end of quarter                      $ 406,550    $   1,930
                                                                 =========    =========

See accompanying notes to unaudited consolidated financial statements.
                                      -5-

                 CHAMPION FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.

     Principles of Consolidation

     The consolidated financial statements include the financial statements of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Investments in Affiliated Companies

     In May 1997, the company paid $309,626 to purchase a 12.4% investment in Hayes, Inc. Hayes is involved in the healthcare technology business. The investment in the common stock of Hayes is accounted for by the cost method.

     Cash Equivalents

     Cash equivalents of $406,550 at June 30, 1997 consist of money market accounts with the Company's primary financial institution. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

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

                 CHAMPION FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

     Business and Credit Concentration

     The Company operates in a very competitive market. Its success is dependent upon the ability of its marketing group to continue to identify and contract with insurance companies and self-funded companies. The Company's customers are located throughout the United States. Four customers accounted for the majority of the company's revenues.

     Revenue Recognition

     Repricing fees are derived from a negotiated percentage of the medical savings generated from customer claims managed by the Company. These fees are recognized as revenue when the Company notifies the health care provider of their required billing reduction.

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

     Impairment of Long-lived Assets

     Management reviews the possible impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

                 CHAMPION FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(2)  Property and Equipment

     A summary of property and equipment by major classification at June 30, 1997 follows:

     Furniture and fixtures                                 $ 66,710
     Equipment                                               144,158
                                                             -------
                                                             210,868
     Accumulated depreciation                                (52,796)
                                                             -------

                                                           $ 158,072
                                                           =========

(3)  Note Payable

     The Company's subsidiary, National Health Benefits and Casualty Corporation, maintains an $80,000 line of credit with a financial institution. Borrowings pursuant to the line of credit bear interest at prime plus 2%. The line is collateralized by accounts receivable and furniture and equipment and is guaranteed by the Company's shareholders. There were no drawings against this line of credit at June 30, 1997.

(4)  Accrued Expenses

     A summary of accrued expenses at June 30, 1997 follows:


     Commission                                             $ 22,887
     Audit Fees                                                6,000
     Income taxes                                             25,000
     Paid time off                                            10,000
     Other                                                     9,050
                                                             -------

                                                            $ 72,937
                                                            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the three months ended June 30, 1997 and the year ended March 31, 1997 contained in the Company's Form 10-K filed with the Securities and Exchange Commission on June 27, 1997.

RESULTS OF OPERATIONS

The company's consolidated revenues for the quarter ended June 30, 1997 were $723,008 compared to $466,419 for the quarter ended June 30, 1996, an increase of $256,589 or 55%. The revenue increase is primarily attributable to the growth in the company's managed health care programs. The company entered into a contract with Farmer's Insurance Group of Companies to provide health care cost containment services throughout the United States. This contract is expected to substantially contribute to the revenue growth in future periods.

The company had net income of $31,388 in the quarter ended June 30, 1997 compared to net income of $82,595 in the quarter ended June 30, 1996. The decrease in net income is primarily the result of the company's additional staffing and facilities' costs required to provide the infrastructure to accommodate the company's anticipated future revenue growth.

COST OF SERVICES

The company's cost of services consists primarily of access fees paid to regional PPO networks for providers not contracted directly with the company, commissions paid to outside brokers and in-house marketing personnel and other services and products provided by outside vendors. Cost of services increased 40% in the quarter, to $282,917 compared with $202,488 in the quarter ended June 30, 1996. The increase in the company's cost of services is the direct result of the 55% increase in revenues for the quarter. Cost of services as a percentage of revenue for the quarter, decreased to 39% from 43% from the quarter in fiscal year 1997. The improvement is the result of the company's ongoing effort to contract directly with the health care facilities and providers, thereby reducing network provider access fees.

GENERAL AND ADMINISTATIVE EXPENSES

For the quarter ended June 30, 1997, general and administrative expenses were $398,703 compared to $181,336 for the quarter ended June 30, 1996. This increase was due primarily to expenses for additional management and administrative personnel to accommodate the increase in business and future growth. The company expects general and administrative expenses to increase in the future due to the costs associated with a publicly traded entity.

LIQUIDITY & CAPITAL RESOURCES

The Company has historically funded its working capital requirements and capital expenditures primarily from cash flow generated from operations supplemented by short-term borrowings under the Company's line of credit.

Working capital was $436,723 while cash equivalents comprised of $406,550. During the quarter, the company used $309,626 for a 12.4% investment in Hayes.

The Company has an $80,000 secured line of credit with Norwest Bank of Arizona. The line of credit bears interest at prime plus 2% and is secured by the Company's accounts receivable and furniture and equipment.

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

                         Champion Financial Corporation

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Champion Financial Corporation

DATE:  AUGUST 11, 1997 BY:     BY:/S/ STEPHEN J. CARDER

                               STEPHEN J. CARDER
                               EXECUTIVE VICE PRESIDENT

                               CHIEF FINANCIAL OFFICER
                               AND TREASURER