Form 10QSB
period 1997-09-30
CHAMPION FINANCIAL CORP /MD/
filed 1997-11-14
CIK 877050

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[ x ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended......September 30, 1997..........................

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from .................. to ..................

        Commission file number ............0-19499 ............

        .................Champion Financial Corporation..................
                    (Exact name of small business issuer as
                            specified in its charter)

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

     .......................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)
     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares  outstanding of each of the issuer's  classes of common equity, as of the last practicable date:  .......Common stock, $0.001 par value, 5,473,302 outstanding as of October 28, 1997 ....

                         Champion Financial Corporation
                                      Index


Part I:  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1997 and March 31, 1997 ........3

                  Consolidated Statements of Operations and Retained Earnings for the Three
                  Months and Six Months ended September 30, 1997 and 1996 ........................4

                  Consolidated Statements of Cash Flows for the Six Months ended September
                  30, 1997 and 1996 ..............................................................5

                  Notes to Unaudited Consolidated Financial Statements ...........................6


         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations .................................................................10


Part II: Other Information

                  Exhibits - None

                  Signatures  ...................................................................12

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                 September 30,
                                                                                      1997         March 31,
                                                                                  (UNAUDITED)        1997
                                                                                 -------------    ----------
                                     Assets

Current assets:
  Cash and cash equivalents                                                        $  363,275     $  896,096
  Trade accounts receivable, less allowance for doubtful accounts of $15,000          300,659        250,795
  Other current assets                                                                 16,761         14,415
                                                                                   ----------     ----------
            Total current assets                                                      680,695      1,161,306
                                                                                   ----------     ----------

Property and equipment, net (note 2)                                                  162,993        158,109
Investment in healthcare technology company(note 3)                                   309,626           --
Other assets, at cost                                                                 104,509         89,795
                                                                                   ----------     ----------
                                                                                   $1,257,823     $1,409,210
                                                                                   ==========     ==========


                      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                 $  165,774     $  267,351
  Accrued expenses(note 4)                                                             66,950         89,972
  Note payable                                                                           --           24,340
  Deferred revenue                                                                       --           58,909
                                                                                   ----------     ----------
          Total current liabilities                                                   232,724        440,572

Shareholders' equity:

   Common stock, $.001 par value 100,000,000 shares authorized, 5,473,302 shares
      issued and outstanding                                                            5,473          5,473
   Additional paid -in- capital                                                       874,897        874,897
   Retained earnings                                                                  144,729         88,268
                                                                                   ----------     ----------
         Total shareholders' equity                                                 1,025,099        968,638

                                                                                   ----------     ----------
         Total liabilities and shareholders' equity                                $1,257,823     $1,409,210
                                                                                   ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES
          Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                              Three Months Ended            Six Months Ended
                                                 September 30,                September 30,
                                           -------------------------    -------------------------
                                               1997          1996           1997          1996
                                           -----------   -----------    -----------   -----------
Revenue:
   Repricing fees                          $   565,847   $   423,277    $ 1,144,291   $   813,768
   Member fees                                  99,094        66,815        238,070       142,743
   Other fees                                    4,995        10,585           --
                                           -----------   -----------    -----------   -----------
                                               669,936       490,092      1,392,946       956,511
                                           -----------   -----------    -----------   -----------

Costs of service:
   PPO network fees                            155,615       194,385        332,632       355,655
   Commissions                                  82,598        48,530        182,615        85,070
   Billing refunds                               3,824        13,719          7,352        17,341
   Contact lens purchases                        3,108         3,773          5,575         4,829
   Other                                          --            (112)          --
                                           -----------   -----------    -----------   -----------
                                               245,145       260,407        528,062       462,895
                                           -----------   -----------    -----------   -----------

Gross profit from operations                   424,791       229,685        864,884       493,616
                                           -----------   -----------    -----------   -----------

General and administrative expenses:
   Wages and related                           240,113       163,545        468,242       244,745
   Other operating                             144,904       123,117        301,942       219,953
   Depreciation                                 12,800         6,000         24,437         9,000
   Amortization                                  1,901           300          3,802           600
                                           -----------   -----------    -----------   -----------
                                               399,718       292,962        798,423       474,298
                                           -----------   -----------    -----------   -----------

Earnings before income taxes                    25,073       (63,277)        66,461        19,318

Income taxes(note 5)                            10,000
                                           -----------   -----------    -----------   -----------

Net earnings                               $    25,073   $   (63,277)   $    56,461   $    19,318

Retained earnings at beginning of period       119,656       167,496         88,268        84,901
                                           -----------   -----------    -----------   -----------
Retained earnings at end of period             144,729       104,219        144,729       104,219
                                           ===========   ===========    ===========   ===========

Earnings(loss) per share                   $      0.01   $     (0.03)   $      0.01   $      0.01
                                           ===========   ===========    ===========   ===========

Weighted average shares outstanding          5,473,302     2,200,000      5,473,302     2,200,000
                                           ===========   ===========    ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                         CHANPION FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows

                                                                     Six Months Ended September 30,
                                                                     ------------------------------
                                                                        1997                 1996
                                                                     ---------            ---------
Operating activities:
   Net earnings                                                      $  56,461            $  19,318
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                         24,437                9,000
   Amortization                                                          3,802                  600
   Changes in operating assets and liabilities:
     Increase in trade accounts receivable                             (49,864)              (3,300)
     Increase in other current assets                                   (2,346)             (31,577)
     Increase(decrease) in accounts payable                           (101,577)               1,254
     Increase(decrease) in accrued expenses                            (23,022)              26,596
     Increase line of credit                                              --                 15,000
     Decrease in deferred revenue                                      (58,909)                --
                                                                     ---------            ---------
         Net cash provided by (used in) operating activities          (151,018)              36,891
                                                                     ---------            ---------

Investing activities:
   Purchases of equipment                                              (29,321)             (29,180)
   Preaquisition cost                                                  (18,516)                --
   Investment in healthcare technology company                        (309,626)                --
                                                                     ---------            ---------
        Net cash provided by (used in) investing activities           (357,463)             (29,180)
                                                                     ---------            ---------

Financing activities:
    Payoff on note payable                                             (24,340)                --
                                                                     ---------            ---------
         Net cash provided by (used in) financing activities           (24,340)                --
                                                                     ---------            ---------

Net decrease in cash and cash equivalents                             (532,821)               7,711

Cash and cash equivalents at beginning of year                       $ 896,096            $  34,577
                                                                     ---------            ---------

Cash and cash equivalents at end of period                           $ 363,275            $  42,288
                                                                     =========            =========

See accompanying notes to unaudited consolidated financial statements.

                 CHAMPION FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

     Description of Business

     Champion Financial Corporation is a health care management company dedicated to controlling the costs, improving the quality and enhancing the delivery of health care services. The Company also provides related products and services designed to reduce health care costs. The Company markets and provides programs and services to insurance companies, self-insured businesses for their medical plans and third parties that administer employee medical plans. These programs and services assist its clients in reducing health care costs for group health plans and for workers' compensation coverage and automobile accident injury claims.

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Results of operations during interim periods are not necessarily indications of annual operating results.

     Principles of Consolidation

     The consolidated financial statements include the financial statements of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The excess of purchase price over fair value of assets required is amortized on a straight-line basis over a ten-year period.

     Cash Equivalents

     Cash equivalents of $363,275 at September 30, 1997 consist of money market accounts with the Company's primary financial institution. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Earnings (Loss) per Share

     Earnings  (loss) per share are based upon the  weighted  average  number of
     shares  of  common  stock.  There  are  no  significant   dilutive  factors
     outstanding.

                 CHAMPION FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


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

     Revenue Recognition

     Repricing fees are derived from a negotiated percentage of the medical savings generated from customer claims managed by the Company. These fees are recognized as revenue when the Company notifies the health care provider of their required billing reduction. PPO network fees are paid to regional providers, who are not contracted directly with the company for access to their networks. Commissions are paid to external and internal brokers based upon a percentage of fees generated.

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

              Notes to Unaudited Consolidated Financial Statements


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

(2)  Property and Equipment

     A summary of property and equipment by major classification at September 30, 1997 follows:

     Furniture and fixtures                      $  90,721
     Equipment                                     137,868
                                                 ---------
                                                   228,589
     Accumulated depreciation                      (65,596)
                                                 ---------

                                                 $ 162,993
                                                 =========

(3)  Investment in Healthcare Technology Company

     In May 1997, the company paid $309,626 to purchase a 12.4% interest in Hayes, Inc. which is involved in the healthcare technology business. Hayes is involved in the creation of new research technology methods for hospitals and physicians. The investment in the common stock of Hayes is accounted for by the cost method.

                 CHAMPION FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


(4)  Accrued Expenses

     A summary of accrued expenses at September 30, 1997 follows:


     Commission                                  $16,000
     Audit Fees                                   12,000
     Income taxes                                 25,000
     Paid time off                                10,000
     Other                                         3,950
                                                 -------

                                                 $66,950
                                                 =======

(5)  Income Taxes

     At September 30, 1997, the Company has available net operating loss carryforwards of approximately $500,000 and capital loss carryforwards of approximately $1,000,000. There are certain limitations and restrictions on the use of these losses; however, management expects to fully offset federal income taxes in the current fiscal year. State and local taxes are recognized as incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations should be read in conjunction with the financial statements and footnotes for the quarter ended September 30, 1997 and the year ended March 31, 1997 contained in the Company's Form 10-K filed with the Securities and Exchange Commission on June 27, 1997.

RESULTS OF OPERATIONS

The company's consolidated revenues for the quarter ended September 30, 1997 were $669,936 compared to $490,092 for the quarter ended September 30, 1996, an increase of $179,844 or 37%. Net revenues for the six months ended September 30, 1997 increased $436,435 or 46% to $1,392,946, compared to $956,511 for the six months ended September 30, 1996.

The company had net earnings of $25,073 in the quarter ended September 30, 1997 compared to a net loss of $63,277 for the quarter ended September 30, 1996, an increase of $88,350 or 352%. Net earnings for the six months ended September 30, 1997 increased $37,143 or 52% to $56,461, compared to $19,318 for the six months ended September 30, 1996.

COSTS OF SERVICE

The company's costs of service consist primarily of access fees paid to regional PPO networks for providers not contracted directly with the company, commissions paid to outside brokers and in-house marketing personnel and other services and products provided by outside vendors. Costs of service decreased 6% in the quarter, to $245,145 compared with $260,407 in the quarter ended September 30, 1996. Costs of service for the six months ended September 30, 1997 increased 14% to $528,062 compared with $462,895 in the quarter ended September 30, 1996. Costs of service as a percentage of revenue for the six months ended September 30, 1997, decreased to 38% from 48% from the six months ended September 30, 1996. The improvement is the result of the company's ongoing effort to contract directly with the health care facilities and providers, thereby reducing network provider access fees as a percentage of revenue.

GENERAL AND ADMINISTATIVE EXPENSES

For the quarter ended September 30, 1997, general and administrative expenses were $399,718 compared to $292,962 for the quarter ended September 30, 1996. General and administrative expenses for the six months ended September 30, 1997 were $798,423 compared with $474,298 for the six months ended September 30, 1996. This increase was due primarily to expenses for additional management and administrative personnel to accommodate the increase in business and expected growth. The company expects general and administrative expenses to increase in future periods.

LIQUIDITY & CAPITAL RESOURCES

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

At  September  30,  1997  working   capital  was  $447,971  which  include  cash
equivalents of $363,275. During this fiscal year, the company paid $309,626 for a 12.4% investment in Hayes, Inc.

Although there can be no assurances, management of the Company anticipates growth and expansion to accelerate in 1998 through the acquisition of complementary businesses or business lines, management personnel and infrastructure additions. The Company believes additional sources of cash flow will be required, in addition to funds from the operations, in order to accomplish its long-term strategies. There can be no assurance that the Company will be able to obtain such funds on terms acceptable to the Company.

                         CHAMPION FINANCIAL CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Champion Financial Corporation

DATE:  OCTOBER 28, 1997 BY:    BY:/S/ STEPHEN J. CARDER

                               STEPHEN J. CARDER
                               EXECUTIVE VICE PRESIDENT

                               CHIEF FINANCIAL OFFICER
                               AND TREASURER
                                       12