Form 10QSB
period 1997-12-31
CHAMPION FINANCIAL CORP /MD/
filed 1998-02-13
CIK 877050

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[ x ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1997
                              --------------------------------------------------

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from                   to
                               -----------------    ----------------

       Commission file number           0-19499
                              ------------------------------

                         Champion Financial Corporation
    -----------------------------------------------------------------------
                    (Exact name of small business issuer as
                            specified in its charter)

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

                                 (602) 451-8575
                             ---------------------
                           (Issuer's telephone number)

    -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

  Common stock, $0.001 par value, 5,855,802 outstanding as of January 16, 1998

                         Champion Financial Corporation
                                      Index







Part I:  Financial Information

         Item 1.  Financial Statements

                  Consolidated  Balance  Sheets as of December 31, 1997 and
                  March 31, 1997 ............................................3

                  Consolidated Statements of Operations for the Three Months and Nine Months ended December 31, 1997 and 1996 ...4

                  Consolidated Statements of Cash Flows for the Nine Months
                  ended  December 31, 1997 and 1996 .........................5

                  Notes to Unaudited Consolidated Financial Statements ......6


         Item 2.  Management's   Discussion   and   Analysis  of  Financial
                  Condition and Results of Operations ......................10


Part II: Other Information

                  Exhibits - None

                  Signatures ...............................................13

                      CHAMPION FINANCIAL CORPORATION
                             AND SUBSIDIARIES
                        Consolidated Balance Sheets

                                                                                    December 31,
                                                                                       1997        March 31,
                                                                                    (UNAUDITED)      1997
                                                                                    -----------   -----------

                                     Assets

Current assets:
  Cash and cash equivalents                                                         $   206,561   $   896,096
  Trade accounts receivable, less allowance for doubtful accounts of $15,000            239,469       250,795
  Other current assets                                                                   26,130        14,415
                                                                                    -----------   -----------
            Total current assets                                                        472,160     1,161,306
                                                                                    -----------   -----------

Property and equipment, net                                                             168,361       158,109
Investment in healthcare technology company (note 2)                                    309,626          --
Purchase cost not yet allocated (note 1)                                              9,184,405          --
Capitalized financing cost (note 1)                                                     509,444          --
Other assets, at cost                                                                    84,092        89,795
                                                                                    -----------   -----------
                                                                                    $10,728,088   $ 1,409,210
                                                                                    ===========   ===========


                      Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                  $   162,815   $   267,351
  Accrued expenses (note 1)                                                             785,203        89,972
  Current portion of long term debt (note 1)                                            300,000          --
  Note payable (note 1)                                                                 130,486        24,340
  Deferred revenue                                                                         --          58,909
                                                                                    -----------   -----------
          Total current liabilities                                                   1,378,504       440,572

Long term liabilities:
  Term loam (note 1)                                                                  2,200,000          --
  Convertible debt (note 1)                                                           4,000,000          --
                                                                                    -----------   -----------
Total long term liabilities                                                           6,200,000          --
                                                                                    -----------   -----------
Total liabilities                                                                     7,578,504       440,572


Shareholders' equity:

   Common stock, $.001 par value 100,000,000 shares authorized, 5,855,802 shares
      issued and outstanding at December 31, 1997 and 5,473,302 at March 31, 1997         5,856         5,473
   Additional paid -in- capital                                                       3,093,015       874,897
   Retained earnings (accumulated deficit)                                               50,713        88,268
                                                                                    -----------   -----------
         Total shareholders' equity                                                   3,149,584       968,638

                                                                                    ===========   ===========
         Total liabilities and shareholders' equity                                 $10,728,088   $ 1,409,210
                                                                                    ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                               Three Months Ended             Nine Months Ended
                                                                   December 31,                  December 31,
                                                           --------------------------    --------------------------
                                                               1997           1996           1997           1996
                                                           -----------    -----------    -----------    -----------
Revenue:
   Repricing fees                                          $   588,258    $   459,988    $ 1,732,549    $ 1,273,756
   Member fees                                                 109,735         34,060        347,805        176,803
   Other fees                                                    1,600           --           12,185           --
                                                           -----------    -----------    -----------    -----------
                                                               699,593        494,048      2,092,539      1,450,559
                                                           -----------    -----------    -----------    -----------
Cost of services:
   PPO network fees                                            164,134        149,040        496,766        504,695
   Commissions                                                  90,987         60,323        273,602        145,393
   Billing refunds                                              10,541           (461)        17,893         16,880
   Contact lens purchases                                        2,803          3,562          8,378          8,391
   Other                                                          --             --             (112)          --
                                                           -----------    -----------    -----------    -----------
                                                               268,465        212,464        796,527        675,359
                                                           -----------    -----------    -----------    -----------

Gross profit from operations                                   431,128        281,584      1,296,012        775,200
                                                           -----------    -----------    -----------    -----------
General and administrative expenses:
   Wages and related                                           277,204        176,861        745,446        421,606
   Other operating                                             230,488        125,534        532,430        345,487
   Depreciation                                                 14,995         10,000         39,432         19,000
   Amortization                                                 12,457            922         16,259          1,522
                                                           -----------    -----------    -----------    -----------
                                                               535,144        313,317      1,333,567        787,615
                                                           -----------    -----------    -----------    -----------

Loss before income taxes                                      (104,016)       (31,733)       (37,555)       (12,415)

Income taxes (note 3)                                          (10,000)          --             --             --
                                                           -----------    -----------    -----------    -----------

Net Loss                                                   $   (94,016)   $   (31,733)   $   (37,555)   $   (12,415)

Retained earnings at beginning of period                       144,729        104,219         88,268         84,901
                                                           -----------    -----------    -----------    -----------
Retained earnings (accumulated deficit) at end of period        50,713         72,486         50,713         72,486
                                                           ===========    ===========    ===========    ===========

Earnings(loss) per share:  Basic                           $     (0.02)   $     (0.03)   $     (0.01)   $      0.01
                                                           ===========    ===========    ===========    ===========
                           Diluted                         $     (0.02)   $     (0.03)   $     (0.01)   $      0.01
                                                           ===========    ===========    ===========    ===========

Weighted average shares outstanding:  Basic                  5,539,823      2,200,000      5,495,556      2,200,000
                                                           ===========    ===========    ===========    ===========
                                      Diluted                5,539,823      2,200,000      5,495,556      2,200,000
                                                           ===========    ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                         Champion Financial Corporation
                      Consolidated Statements of Cash Flows

                                                                        Nine Months Ended December 31,
                                                                             1997             1996
                                                                         -----------      -----------
Operating activities:
   Net loss                                                              $   (37,555)     $   (12,415)
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                               39,432           19,000
   Amortization                                                               16,259            1,522
   Increase(decrease) in cash resulting from changes
   in operating assets and liabilities:
     Trade accounts receivable                                                11,326          (40,896)
     Other current assets                                                    (11,715)          (6,275)
     Accounts payable                                                       (104,536)         (22,496)
     Accrued expenses                                                        695,231           56,818
     Deferred revenue                                                        (58,909)          58,909
                                                                         -----------      -----------
         Net cash provided by operating activities                           549,533           54,167
                                                                         -----------      -----------

Investing activities:
   Purchases of equipment                                                    (49,684)         (34,580)
   Cash purchase cost not yet allocated                                   (6,965,904)            --
   Investment in healthcare technology company                              (309,626)            --
                                                                         -----------      -----------
        Net cash used in investing activities                             (7,325,214)         (34,580)
                                                                         -----------      -----------

Financing activities:
    Proceeds from note payable and term loan                               2,606,146             --
    Issuance of convertible debt                                           4,000,000             --
    Payment of financing cost                                               (520,000)            --
    Distribution to Shareholders                                                --           (100,000)
    Increase in line of credit                                                  --             50,000
                                                                         -----------      -----------
         Net cash provided by (used in) financing activities               6,086,146          (50,000)
                                                                         -----------      -----------

Net decrease in cash and cash equivalents                                   (689,535)         (30,413)

Cash and cash equivalents at beginning of year                           $   896,096      $    34,577
                                                                         -----------      -----------

Cash and cash equivalents at end of period                               $   206,561      $     4,164
                                                                         ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

                 CHAMPION FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements



(1)  Summary of Significant Accounting Policies

     Description of Business

     Champion Financial Corporation is a healthcare management company dedicated to controlling the costs, improving the quality and enhancing the delivery of healthcare services. The Company also provides related products and services designed to reduce healthcare costs. The Company markets and provides programs and services to insurance companies, self-insured businesses for their medical plans and third parties that administer employee medical plans. These programs and services assist its clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims.


     Business Combination

     On December 15, 1997, the Company acquired all of the outstanding stock of HealthStar, Inc.. The acquisition price is subject to certain contractual adjustments, which are expected to be resolved by March 31, 1998. Through December 31, 1997, the purchase price has been measured at $9,184,405. The acquisition will be recorded using the purchase method and accordingly, the purchase price will be allocated to the assets purchased and the liabilities assumed based upon fair values at the date of acquisition. Any excess of purchase price over the fair value of net assets acquired will be recorded as goodwill.

     Management of the company is in the process of determining the fair value of the assets acquired and liabilities assumed which will be completed by March 31, 1998. Accordingly, $9,184,405 has been recorded as Purchase Cost Not Yet Allocated for interim financial statement reporting purposes.

     The cash portion of the purchase was obtained through the following:

     * $4,000,000 Series A 8% Senior Subordinated Convertible Redeemable Debentures due December 3, 1999.
     * $2,500,000 Term Loan at 8.5% secured by substantially all of the assets of the company due March 31, 2001.
     * $1,500,000 Revolving Line of Credit secured by substantially all of the assets of the company due March 31, 2001.

     At December 31, 1997, the Company did not have any borrowings under the Revolving Line of Credit. The entire balance of the convertible debentures is long-term. $300,000 of the term loan is due by December 31, 1998.

     Champion incurred $520,000 of financing costs in placing the convertible debt and term loan. This cost has been capitalized and will be amortized over the term of the related debt.


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


     Principles of Consolidation

     The consolidated financial statements include the financial statements of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The excess of purchase price over fair value of assets acquired is amortized on a straight-line basis over a 15-year period.


     Cash Equivalents

     Cash equivalents of $16,904 at December 31, 1997 consist of money market accounts with the Company's primary financial institution. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.


     Earnings (loss) per Share

     Earnings (loss) per share are based upon the weighted average number of shares of common stock. The effect of common stock equivalents is antidilutive.

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


     Revenue Recognition

     Repricing fees are derived from a negotiated percentage of the medical savings generated from customer claims managed by the Company. These fees are recognized as revenue when the Company notifies the healthcare provider of their required billing reduction. PPO network fees are paid to regional providers, who are not contracted directly with the company for access to their networks. Commissions are paid to external and internal brokers based upon a percentage of fees generated.

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


(2)  Investment in Healthcare Technology Company

     In May 1997, the company paid $309,626 to purchase a 12.4% interest in Hayes, Inc., that is a nationally recognized leader in medical technology assessment. Hayes is a full-service company providing products and services in the areas of medical technology assessment, legal precedent reporting and analysis, custom reporting, individual case review and consulting. The investment in the common stock of Hayes is accounted for by the cost method which is believed to approximate fair value.


(3)  Income Taxes

     At December 31, 1997, the Company has available net operating loss carryforwards of approximately $500,000 and capital loss carryforwards of approximately $1,000,000. There are certain limitations and restrictions on the use of these losses; however, management expects to fully offset federal income taxes in the current fiscal year. State and local taxes are recognized as incurred.

     The acquisition of HealthStar did not result in any book-tax basis differences. Management believes that the state net operating loss carry-forwards recorded by HealthStar will not be available to the consolidated entity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations should be read in conjunction with the financial statements and footnotes for the quarter ended December 31, 1997 and the year ended March 31, 1997 contained in the Company's Form 10-K filed with the Securities and Exchange Commission on June 27, 1997.

The managed healthcare cost containment industry is highly fragmented, with a large number of competitors. The Company does not believe that any single company commands significant market share. The management of the Company believes the level of competition will continue to increase in the future. Most of the Company's competitors are national managed care providers, insurance companies, HMOs, and third-party administrators that have implemented their own managed care programs. Several large insurance companies for workers' compensation, health and automobile have also implemented their own cost-containment programs through the carrier's own personnel. Many of the Company's current and potential competitors are significantly larger and have greater financial, technical, marketing, and management resources than the Company.

The Company competes on the basis of its specialized knowledge and expertise in the managed healthcare services industry and on its ability to deliver effective services to the customer with a high level of customer satisfaction at a very affordable price. There can be no assurance that the Company will be able to compete successfully. The managed healthcare industry has experienced significant changes in recent years, primarily as a result of rising healthcare costs. The Company will be required to respond to various competitive factors affecting the healthcare industry, including new medical technologies that may be introduced; general trends relating to demand for healthcare services; regulatory, economic, and political factors; changes in patient demographics; and competitive pricing strategies by HMOs and other healthcare plans.


RESULTS OF OPERATIONS


The company's consolidated revenues for the quarter ended December 31, 1997 were $699,593 compared to $494,048 for the quarter ended December 31, 1996, an increase of $205,545 or 42%. Net revenues for the nine months ended December 31, 1997 increased $641,980 or 44% to $2,092,539 compared to $1,450,559 for the nine months ended December 31, 1996.

The company had a net loss of $94,016 in the quarter ended December 31, 1997 compared to a net loss of $31,733 for the quarter ended December 31, 1996, an increase of $62,283. Net earnings for the nine months ended December 31, 1997 decreased $25,140 to ($37,555) compared to ($12,415) for the nine months ended December 31, 1996. The loss for the quarter and nine months was due to a write-down of $69,739 in receivables, and an increase in amortization and interest expense.


COST OF SERVICES


The company's cost of services consist primarily of access fees paid to regional PPO networks for providers not contracted directly with the company, commissions paid to outside brokers and in-house marketing personnel and other services and products provided by outside vendors. Cost of services increased 26% in the quarter, to $268,465 compared with $212,464 in the quarter ended December 31, 1996. Cost of services for the nine months ended December 31, 1997 increased 18% to $796,527 compared with $675,359 in the nine months ended December 31, 1996. Cost of services as a percentage of revenue for the nine months ended December 31, 1997, decreased to 38% from 47% from the nine months ended December 31, 1996. The improvement is the result of the company's ongoing effort to contract directly with the healthcare facilities and providers, thereby reducing network provider access fees as a percentage of revenue.


GENERAL AND ADMINISTATIVE EXPENSES


For the quarter ended December 31, 1997, general and administrative expenses were $535,144 compared to $313,317 for the quarter ended December 31, 1996. General and administrative expenses for the nine months ended December 31, 1997 were $1,333,567 compared with $787,615 for the nine months ended December 31, 1996. This increase was due primarily to expenses for additional management and administrative personnel to accommodate the increase in business and expected growth. The company expects general and administrative expenses to increase in future periods.


LIQUIDITY & CAPITAL RESOURCES


The Company has historically funded its working capital requirements and capital expenditures primarily from cash flow generated from operations supplemented by short-term borrowings under the Company's line of credit.

On December 15, 1997, the company acquired HealthStar, Inc. based in Chicago, Illinois. HealthStar is a diversified healthcare and financial services company with over 17 years experience in the formulation and management of PPO networks. HealthStar employs over 220 people and operates managed care networks in the Midwest, Southeast and Southwest regions, covering 23 states and 1.5 million lives. The HealthStar PPO network includes approximately 1,500 hospitals and 65,000 physicians.

In connection with this acquisition, the Company issued $4,000,000 Series A 8% Senior Subordinated Convertible Redeemable debentures. The entire proceeds of the issuance and the debentures were utilized in the acquisition. Beginning on January 17, 1998, the debentures are convertible into common shares of the Company's stock based upon a formula related to the market price of the stock. In the event that the entire amount of the debentures have not been converted prior to the maturity date of December 3, 1999, the debentures will automatically convert to common shares of the company on the said maturity date.

In addition, the company secured a $1,500,000 line of credit with Harris Trust and Savings Bank. The line of credit is secured by substantially all of the assets of Champion and its subsidiaries, including HealthStar. The company anticipates the line of credit will be sufficient to meet its cash flow needs for the next year of operations.

Although there can be no assurances, management of the Company anticipates growth and expansion to continue to accelerate in 1998 through the acquisition of complementary businesses or business lines, management personnel and infrastructure additions. The Company believes additional sources of cash flow may be required in conjunction with any such acquisition activity. There can be no assurance that the Company may be able to obtain such funds on terms acceptable to the Company, in which case there would be no cash utilized in the acquisition. Management currently believes that cash on hand, available sources, and anticipated operating results will produce sufficient cash flow for the next year of operations.

                         CHAMPION FINANCIAL CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Champion Financial Corporation

DATE:  January 29, 1998        BY: /S/ STEPHEN J. CARDER

                                   STEPHEN J. CARDER
                                   EXECUTIVE VICE PRESIDENT

                                   CHIEF FINANCIAL OFFICER
                                   AND TREASURER
                                       13