Form 10KSB
period 1998-03-31
CHAMPION FINANCIAL CORP /MD/
filed 1998-06-29
CIK 877050

Securities and Exchange Commission
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 1998.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

                         Commission file number 0-19499
                                                -------


                         CHAMPION FINANCIAL CORPORATION
                         ------------------------------
              (Name of Small Business as specified in its Charter)

                      UTAH                                  88-0169547
--------------------------------------------------------------------------------
         (State or other jurisdiction of                (I. R. S. Employer
         incorporation or organization)                 Identification No.)

9495 East San Salvador Drive, Scottsdale, Arizona                       85258
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number:          602) 451-8575
                                    -------------

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:

                                                       Name of Each Exchange
            Title of Each Class                         in which Registered
            -------------------                         -------------------
       Common Stock, $.001 per share                    OTC Bulletin Board


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues for its most recent fiscal year were $7,853,996.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low closing sales prices of such stock as of June 23, 1998 was $11,322,456. As of such date, 5,955,802 shares of the Registrant's Common Stock were outstanding.

         Transitional Small Business Disclosure Format: (Check One):
                               Yes |_|      No |X|

                                     PART I

Item 1.  Business

Overview

         Champion Financial Corporation ("Champion" or "Company") is a healthcare management company dedicated to controlling the costs, improving the quality and enhancing the delivery of healthcare services. The Company provides related products and services designed to reduce healthcare costs. The Company markets and provides programs and services to insurance companies, self-insured businesses for their medical plans, health and welfare funds and third parties who administer employee medical plans. These programs and services assist the Company's clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims.

         The Company provides a wide array of medical cost containment services such as implementing and coordinating case management procedures, managing and reviewing the utilization of healthcare services, providing independent medical examinations and intervention in the early stages of medical care for the injured party, and comprehensive bill review, claims processing and medical repricing services. Through its subsidiaries: National Health Benefits & Casualty Corporation, a Nevada corporation ("NHBC"), Three Rivers Provider Network, a Nevada corporation ("TRPN") and the recently acquired HealthStar, Inc., an Illinois Corporation, ("HealthStar"), the Company provides access to, and operates, one of the largest independent preferred provider organizations ("PPO") of healthcare professionals and facilities in the United States. In addition, the Company offers a point of service ("POS") vision program, which offers members of the program an opportunity to obtain eye exams at reduced fees and purchase eye wear substantially below retail prices from participating providers.

         The Company seeks to expand its presence as a national provider of medical management services in the United States. To achieve this goal, the Company's strategy is to (i) expand its network of providers to areas currently not covered by provider contracts, (ii) expand its range of services, (iii) enhance its opportunities for growth through strategic acquisitions, and (iv) focus on creating a stronger market presence in the workers' compensation and automobile accident injury claim markets.

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

         In January 1997, the Company acquired all of the issued and outstanding stock of NHBC in a business combination accounted for as a reverse acquisition. NHBC was incorporated in Nevada in July 1996 to serve as the parent corporation of National Property Casualty Corporation ("NPCC"). NPCC has been in business since 1994 providing management of group healthcare services, workers' compensation claims and automobile accident medical claims for property and casualty insurers, third-party administrators, and self-insured employers, as well as a POS vision program.

         In December 1997, the Company acquired HealthStar, Inc., based in Chicago, Illinois. HealthStar is a diversified healthcare and financial services company with over 14 years experience in the formulation and management of PPO networks. HealthStar employs over 220 people and operates managed care networks in the Midwest, Southeast and Southwest regions covering 23 states and 1.5 million lives. The HealthStar PPO network includes approximately 1,600 hospitals and 88,000 physicians. HealthStar was purchased for approximately $13,700,000. The purchase price consisted of $6,000,000 in cash plus 382,500 shares of Company stock, a $200,000 note to the seller and transaction and related costs of $1,244,902. Under the terms of the Purchase Agreement, there were certain contractual adjustments which were to be measured 90 days after the acquisition date whereby the purchase price will be adjusted accordingly. The Company is currently negotiating the final adjustment which is not expected to have a material adjustment on the purchase price.

         The cash portion of the purchase price was obtained through the following:

         o  $4,000,000  of  the  Company's  Series  A  8%  Senior   Subordinated
Convertible Redeemable Debentures due December 3, 1999.

         o $2,500,000 Term Loan bearing interest at the Prime Rate (8.5% at March 31, 1998) secured by substantially all of the assets of the Company due December 14, 2000; $2,000,000 of which was utilized for the purchase.

         In April 1998, the Company merged its subsidiary TRPN into HealthStar.

Industry Overview

         In response to escalating healthcare costs over the past 20 years, federal and state governmental authorities have increasingly emphasized stringent cost-containment measures, and employers, consumers, and other purchasers of healthcare services have sought cost-effective alternatives to traditional indemnity insurance, under which providers generally receive payment on a fee-for-service basis. As a result, companies providing managed healthcare delivery systems developed.

         Managed healthcare encompasses various arrangements among healthcare providers, payors, and enrollees that apply direction of patients, case management, utilization review, utilization of authorization systems, and allocation of risks and rewards to increase the efficiency of delivery of healthcare services. Managed care delivery systems may include coalitions of independent medical practices, alliances between hospitals and individual medical practices or physician networks, PPOs, point of service plans and health maintenance organizations ("HMOs"). Managed care health plans create economic incentives designed to encourage patients to seek care from a panel of providers and for providers to monitor enrollees, eliminate inefficiencies, and reduce unnecessary utilization of services while maintaining and improving the quality of patient care.

         The managed care industry has expanded beyond traditional organizations providing cost containment services to group health insurance companies and self-funded employers to include workers' compensation coverages and automobile accident medical claims.

         Group health insurance benefits may be provided through various channels. One source is the traditional insurance company that charges premiums and bears the underwriting risk. Another source is union health and welfare trust funds in which a certain amount of union dues are placed in a trust fund and administered by trustees in accordance with the Taft-Hartley Act. Group health benefits may also be provided by an employer that is self-insured. In these instances, the employer usually contracts with a Third Party Administrator (TPA) to administer the health plan. Most states have significant legislation related to group health insurance and HMOs. This legislation governs the financial incentives that an insurance company may give insureds. Some state insurance departments also regulate the services that can or must be covered by the insurance company. In addition, the payment of health claims is regulated. In most states, HMOs are highly regulated. PPOs, on the other hand, are usually not subject to the same degree of regulation. In some states, there is little or no regulation of PPOs, while in other states, PPOs are registered with the state but not subject to licensure. Self-insured plans are subject to the federal Employers Retirement Income Security Act (ERISA). The union health and welfare funds are subject to the provisions of the Taft-Hartley Act.

         Medical provider reimbursement methods for workers' compensation medical services vary on a state-by-state basis. A majority of the states have adopted fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules mandated by each state typically establish the maximum amounts that are required to be reimbursed for each procedure. In states without fee schedules, healthcare providers are reimbursed based on usual, customary and reasonable ("UCR") fees charged in the particular geographic area within the state in which the services are provided.

         Workers' compensation is a statutorily defined employee benefit which varies on a state-by-state basis. Workers' compensation laws generally require employers to fully pay for employees' costs of medical treatment and a significant portion of lost wages, legal fees and other costs associated with work-related injuries and disabilities. Companies provide such coverage to their employees through either the purchase of commercial insurance from private insurance companies, participation in state-run funds or through self-insurance. For workers' compensation claims, many states do not permit employers to restrict a claimant's choice of healthcare provider, making it more difficult for employers and private insurance companies to utilize traditional managed care approaches. However, employers in 20 states currently have the right to direct employees to a specific primary healthcare provider during the onset of a workers' compensation case, subject to the right of the employee to change physicians after a specific period. Recently, a number of states have adopted legislation encouraging the use of workers' compensation managed care organizations in an effort to allow employers to control their workers' compensation costs.

         The automobile casualty industry is slowly beginning to incorporate managed care services into controlling the medical care cost for the clients that are injured in an automobile accident. Like the workers' compensation industry, the automobile insurance industry is regulated on a state-by-state basis. While regulatory approval is not required for the Company to offer most of its services to the automobile insurance market, state regulatory approval is required in order to offer automobile insurers products that permit them to direct claimants into a network of medical providers. Currently, several states have legislated the optional use of PPOs by private automobile, property and casualty insurance companies and in return, the insured receives a reduced annual premium. Additionally, six states have adopted fee schedules for healthcare providers to be reimbursed for automobile related injuries. Because of escalating medical costs, the Company expects that additional states will pass legislation adopting managed care components for insureds injured in an automobile accident. The management of the Company believes that the growing implementation of managed case services in the automobile casualty industry creates additional market opportunities.

The Company's Programs and Services

         The Company assists its customers in managing the increasing medical costs of group health plans, workers' compensation claims and automobile related injury claims through managed care techniques by providing access to a PPO network, and the POS vision program, as well as a variety of cost containment services such as utilization review, case management, bill review, claims processing and medical repricing. In addition, the Company provides bill negotiation for clients on medical claims from health care providers who do not participate in the Company's PPO networks.

         The Company has contracts with over 400 insurance companies, third party administrators, health and welfare funds and self-insured employers of all sizes in approximately 38 states. Five clients accounted for, in the aggregate, approximately 25% of the Company's revenue for the fiscal year ended March 31, 1998. No single client accounted for more than 9% of the Company's revenue in fiscal 1998.

PPO Networks

         PPOs are typically groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to groups. PPO networks offer the Company's clients a means of managing healthcare costs by reducing the per-unit price of medical services provided to clients, reviewing utilization and managing high cost cases. The Company's network is one of the largest independent networks of directly contracted hospitals available in the United States and includes acute care hospitals, out-patient facilities, physical rehabilitation services, ancillary services and a panel of primary care physicians and specialists. In addition to directly contracted providers, the Company provides its customers with access to a limited number of PPO networks organized by others which meet the Company's criteria for provider selection. The Company uses the following guidelines in determining a provider's eligibility for membership in the PPO: (a) geographic locations to meet the needs of payors; (b) demonstrated cost effectiveness; (c) range of service offered; (d) verification of provider's adequate professional liability insurance and all licenses and certifications as required by law and (e) risk profile including malpractice litigation history and licensure actions.

         The Company provides limited or full access to its PPO network depending upon the client's business practices and the level of savings for medical costs that the client is seeking. Some customers will access all the Company's PPO networks, while other customers will only contract with the Company for a very specific geographic region. Most customers access the Company's network of both hospitals and other healthcare providers including physicians. However, there are some customers who only access the Company's PPO hospitals. As of the end of the fiscal year, the Company had direct contracts with over 1,600 hospitals and 88,000 physicians. In addition, there were 5,000 other healthcare providers under contract, including ancillary providers, home health care agencies, pharmacies and outpatient facilities. Clients provide their subscribers with identification cards with the Company's logo and information. In addition, most clients provide their subscribers with a directory of network providers and financial incentives to seek care from the network providers.

         The Company contracts with most hospitals using a per diem methodology for inpatient services. Hospital outpatient services are currently contracted on a percentage discount from billed charges. This outpatient services billing methodology is being converted to a percentage of a hospital's inpatient per diem. Physicians and other providers are normally contracted on a percentage discount from billed charges based upon a fee schedule taking into account the provider's specialty and geographic location. The Company's standard contract with a provider has an initial term of two years with automatic one-year renewal unless the contracting provider or the Company provides written notice of termination, typically 90 days prior to the renewal date.

         The Company also offers a network of facilities known as the Exclusive Provider Organization ("EPO"). The health care providers in the EPO network have agreed to further discounts in exchange for proper patient identification, direction on the facilities that may be used, and greater financial incentives than found in the PPO network of providers. Over the years, the Company has become more involved in managing its client's healthcare costs when the client chooses to utilize the Company's EPO network. The EPO network normally requires enhanced utilization review and case management services.

         Although some state legislation prohibits automobile insurance companies from directing a patient to a facility when the insured has suffered an injury, no state legislation prohibits the insured from electing to direct their own treatment in time for medical need. Consequently, a cost containment program called Elective Extension of Benefits was instituted by the Company on behalf of its automobile insurance clients. The creation of Elective Extension of Benefits was designed to permit the automobile policyholder to extend the number of medical care visits by utilizing one of the Company's contracted medical providers. When the provider has agreed to accept a medical reimbursement below their usual and customary fees, the policyholder is able to receive more treatments without exceeding the medical limits of their policy. Clients of the Company enhance benefits to their policyholders by permitting the policyholder access to providers willing to reduce their fee for service.

         A recently developed product is the Company's Non-Par Claims program. In this program the Company negotiates a discount from medical providers who do not participate in the PPO networks being accessed by the customer, but who submitted a medical claim to a customer of the Company. Many of these non-participating providers are willing to give a one time discount on the submitted claim in exchange for timely payment of that claim. In exchange for the discount, the client must pay the claim in a timely manner, usually within two weeks. The Company receives a percentage of the savings as compensation for securing the discount.

         The Company has contracts with over 400 insurance companies, third party administrators, health and welfare funds and self-insured employers of all sizes in approximately 38 states. These clients then provide their subscribers with identification cards, directories of the PPO network and in most cases, financial incentives to utilize the PPO network. In addition to the printed directory, each policyholder is given the opportunity to contact the Company on its toll free line when requesting a qualified provider in his or her own community. The Company also has a web site that allows subscribers to locate medical providers. With more than 1,600 hospitals and 88,000 physicians directly contracted in the network, the Company is striving to ensure that its providers are located in areas desired by its customers.

         The Company's compensation for network access is based on either a percentage of savings, or a fixed access fee based on the number of insureds ("Capitation Fee"). The majority of the clients accessing the PPO networks pay the Company on the Capitation Fee basis. This fee varies based upon the scope of services contracted. Clients who have contracted with the Company for the Workers' Compensation network, the automobile casualty network and the Non-par Claims product all reimburse the Company on a percentage of savings basis. The fee is a percentage of the savings generated off of billed charges.

         Although the Company maintains its own PPO, it also contracts with other national and regional PPOs based on the needs and demographics of its clients. The PPO access fee paid by the Company to these contracted PPOs ranges from 8% to 21% of the savings. The Company plans to continue to directly contract with providers whenever possible. Therefore, the relationships with other national and regional PPOs will continue to be terminated over the next year in accordance with their contract terms.

Bill Review, Claims Processing and Medical Repricing Services

         The Company offers retrospective bill review, claims processing and medical repricing services for physician and hospital bills ("Bill Review"). Bill Review consists of an on-line computer-based information system which stores and accesses state-mandated fee schedules and licensed usual and customary charge information for the review of medical charges. The management of the Company believes that their program is one of the most comprehensive bill review and medical repricing programs in today's market.

         The Company's software systems monitor the bills by matching procedure codes with the prevailing medical diagnosis thus making the necessary adjustments. Prior to the application of a PPO fee schedule, the Bill Review system screens each bill for more than 90 different unwarranted charges. After a review of the entire bill, the Bill Review system automatically makes the necessary corrections and adjustments. In addition, the Bill Review system reveals duplicate procedures, validates medical procedures and analyzes the relationship of diagnosis to procedures performed. As part of the contractual arrangements with the PPO network, clients are able to access certain PPO contracted rates that can result in costs below the state-mandated fee schedule, which may generate additional savings.

Vision Program

         The Company's First American Vision Services ("FAVS") program is a POS vision program offering its members the opportunity to purchase eye wear substantially below retail prices, when purchased from an independently owned FAVS provider. In addition, members are entitled to an eye examination at a pre-established reduced fee. The program benefits are extended to the members and their immediate families, and there are no restrictions on the number of purchases.

         The Company maintains toll free telephone lines to assist members in accessing the nearest FAVS provider. FAVS providers consist primarily of Doctors of Optometry and to a lesser extent licensed opticians. As of March 31, 1998, there were approximately 3,650 vision care providers and 1.2 million members participating in the FAVS program.

         In addition to receiving reductions in the cost of an eye exam and eye wear purchases, a member is entitled to purchase replacement contact lenses at the wholesale price through the FAVS mail order program. The member simply provides the Company with a current copy of their prescription in order to purchase replacement contact lenses which are sent to them in the original manufacturer's containers. This program is available in most states, while a few states prohibit the dispensing of contact lenses directly to the patient.

Sales and Marketing

         The Company actively markets its services to group health insurance companies, automobile insurance companies, workers' compensation insurance companies, third-party administrators and self-insured employers through the Company's direct sales force of seven full-time professionals. The Company creates interest and demand for its programs and services primarily through direct contact with potential customers and follow-up with marketing literature and information designed to specifically address the client's needs. The Company also participates in managed healthcare conventions and trade shows and advertises its services on a limited basis in trade journals and other print media, primarily to enhance name recognition and its reputation in the managed care cost containment industry.

Competition

         The managed healthcare cost containment industry is highly fragmented, with a large number of competitors. The Company does not believe that any single company commands significant market share. Competition for customers is intense, and management of the Company believes the level of competition will continue to increase in the future. Most of the Company's competitors are national managed care providers, insurance companies, HMOs, and third-party administrators that have implemented their own managed care programs. Several large insurance companies for workers' compensation, health and automobile have also implemented their own cost-containment programs through the carrier's own personnel. Many of the Company's current and potential competitors are significantly larger and have greater financial, technical, marketing, and management resources than the Company.

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

         Over the past few years, there has been much discussion regarding "Silent PPOs". These are payors that do not refer or direct patients to network providers but still take discounts on health care claims. The Silent PPOs have undercut the integrity of managed care and damaged the reputation of legitimate PPO networks. The Company has spent considerable time over the past few years educating its staff, providers and customers about Silent PPOs. The Company is not in fact, or appearance, a Silent PPO because all of the Company's standard contracts require identification cards, directories and financial incentives.

Intellectual Property, Proprietary Rights, and Licenses

         The Company regards certain features of its programs and services as proprietary and relies on a combination of contract, copyright, trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally obtains nondisclosure agreements from its employees and hospital-clients and limits access to and distribution of its software, documentation, and other proprietary information. The Company believes that trade secret and copyright protection are less significant than factors such as the knowledge, ability, and experience of the Company's employees and the timeliness and quality of the services they provide. In addition, HealthStar holds several federally registered trademarks, including the name HealthStar. The Company has aggressively pursued any suspected trademark infringement of the HealthStar name.

Government Regulation

         Managed healthcare programs for group healthcare, workers' compensation and automobile accident injuries are conducted within a regulated environment. The Company's activities are regulated principally at the state level, which means the Company may be required to comply with certain regulatory standards which differ from state to state. Although the laws affecting the Company's operations vary widely from state to state, these laws fall into four principal categories: (i) laws that require licensing, certification or other approval of businesses that provide managed healthcare services; (ii) laws regulating the operation of managed care provider networks; (iii) laws that restrict the methods and procedures that the Company may employ in its health, workers' compensation and automobile managed care programs; and (iv) proposed laws which, if adopted, would have as their objective the reform of the healthcare system as a whole.

         Generally, parties that actually provide or arrange for the provision of healthcare services assume financial risk related to the provision of those services, or undertake direct responsibility for making payment or payment decisions for those services, are subject to a number of complex regulations that govern many aspects of their conduct and operations. In contrast, the services provided by the Company to its customers typically have not been the subject of regulation by the federal government and most states. Since the managed healthcare field is a rapidly expanding and changing industry and the cost of providing healthcare continues to increase, it is possible that the applicable state and federal regulatory frameworks will expand to more fully regulate the conduct and operation of the Company's business.

         The Company's ability to provide comprehensive managed care services depends in part on its ability to contract with or create networks of healthcare facilities and providers which share the Company's objectives. The Company offers access to networks of healthcare providers selected by the Company for quality of care and pricing. New laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize or acquire. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers. These regulations may result in increased costs of operations for the Company, which may have an adverse impact upon the Company's ability to compete with other available alternatives for healthcare cost control.

         The Employee Retirement Income Security Act of 1974 ("ERISA"), governs employee benefit plans offered by employers who self-insure. Employers opt to self insure as a way to underwrite their own health claims and better control their healthcare costs. Regulation of such self-insured benefit plans falls under the jurisdiction of the United States Department of Labor, which has strict guidelines relative to such plans and to the TPAs which administer such plans. In addition to the ERISA guidelines, a TPA may be subject to additional state requirements regarding registration.

         The Company does not engage in any professional practice or control the cost of professional services. Likewise, the Company does not believe that membership in the Company's programs constitutes insurance subjecting the Company to laws and regulations governing healthcare insurers and their operations. Certain regulations, present in most state and local jurisdictions, relating to the standards governing licensed healthcare professionals, prohibit such professionals from compensating any third person for soliciting patients or patronage on their behalf. Although the Company has not sought or received confirmation from government officials or an opinion of counsel, the Company believes that payments to the Company by participating vision and chiropractic providers do not violate such regulations since the Company's programs involve only the purchase of products and services on a cost containment basis.

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

         Regulations in the healthcare, workers' compensation and automobile insurance fields are constantly evolving. The Company is unable to predict what additional regulations, if any, affecting its business may be promulgated in the future. The Company's business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. Proposals for healthcare legislative reforms are regularly considered at the federal and state levels. In addition, changes in workers' compensation laws and regulations may impact demand for the Company's services, require the Company to develop new or modified services to meet the demands of the marketplace or modify the fees that the Company may charge for its services.

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

Employees

         As of March 31, 1998, the Company had 198 full-time employees and 59 part time employees, including its corporate officers. The vast majority of the employees, 173 full-time and 56 part-time, were employed by HealthStar. The remaining 28 employees were employed by the Company and NHBC. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

         The operations and success of the Company are dependent in large part upon the efforts and abilities of Stephen J. Carder, the Company's President and Chief Executive Officer. The loss of services of Mr. Carder would have a material and adverse effect upon the Company. The Company has not procured "keyman" insurance policies on the life of Mr. Carder.

         The Company intends to hire additional executive personnel in connection with the proposed expansion of its business and its acquisition of additional PPO networks. There can be no assurance the Company will be successful in attracting or retaining qualified personnel in such areas, and management's plan of operation could be adversely affected if qualified personnel are not immediately available as needed.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

         Certain statements contained in the Business section and elsewhere in this Form 10-KSB, including certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations herein, that are not historical facts may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (`PSLRA"). When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, in Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company, the words or phrases "believes," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results described in the forward-looking statements.

Factors that May Effect Future Operating Results

         The discussion below relates to certain factors regarding the Company's business that investors and others should consider. The discussion is intended to qualify under the "safe harbor" provisions of the PSLRA. In discussing these factors, the Company is not undertaking to address or update each factor in future filings or communications regarding the Company's business or results, and is not undertaking to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. In addition, any of the matters discussed herein may have affected the Company's past, as well as current, forward-looking statements about future results, so that the Company's actual results in the future may differ materially from those expressed in prior communication.

Volatility of Stock Market

         The market prices of the securities of certain publicly-held companies in the industry in which the Company operates have shown volatility and sensitivity in response to many factors, including general market trends, public communications regarding managed care, legislative or regulatory actions, healthcare costs trends, pricing trends, competition, earnings and acquisition activity. There can be no assurance regarding the level or stability of the Company's share price at any time or the impact of these or any other factors on share price.

Control By Management

         Stephen J. Carder, President and Chief Executive Officer of the Company, has voting control of approximately 18.78% of the outstanding shares of the Company's Common Stock. In addition, the Board of Directors has voting control over 1,500,000 shares of Common Stock held by InfoPlan Partners, LLC pursuant to an Irrevocable Proxy by InfoPlan Partners dated April 16, 1998. The Irrevocable Proxy expires at the conclusion of the Annual Meeting of the Shareholders of the Company to be conducted in calendar year 1998.

         In total, senior management and the Board of Directors have voting control of approximately 44.42% of the outstanding shares of the Company's Common Stock. Consequently, senior management and the Board of Directors of the Company will have a significant influence over the policies and affairs of the Company and will be in a position to influence the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the Company's corporate documents and approval of mergers and sales of the Company's assets. See "Security Ownership of Certain Beneficial Owners and Management".

Possible Litigation and Legal Liability

         The Company contracts and markets medical care utilization management services and case management services that make recommendations concerning the appropriateness of providers medical treatment plans of patients throughout the country, and it could share in potential liabilities for adverse medical consequences. The Company does not grant or deny claims for payment of benefits and the Company does not believe that it engages in the practice of medicine or the delivery of medical services. There can be no assurance however, that the Company will not be subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical service. In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company's business or results of operations. The Company is subject to potential product liability in its mail order contact lens distribution business arising from dispensing incorrect prescriptions, potential product tampering or damage including that occurring while in the mail distribution system or lack of personal customer and physician contact. In addition, it is possible that the Company could be named as a party in any malpractice action which might be brought against a physician or hospital in the Company's PPO network. The Company does not have product liability insurance or insurance intended to protect against claims which might be asserted in any malpractice action. If the Company were found liable for any such claim, the cost of defending such claim as well as any judgment against the Company, could materially adversely affect the Company's financial condition, results of operations and future prospects.

Risks Related To Growth Strategy

         The Company's strategy is to continue its internal growth and, as strategic opportunities arise, to consider acquisitions of, or relationships with, other companies in related lines of business. As a result, the Company is subject to certain growth-related risks, including the risk that it will be unable to attract and retain personnel or acquire other resources necessary to service such growth adequately. Expenses arising from the Company's efforts to increase its market penetration may have a negative impact on operating results. In addition, there can be no assurance that any suitable opportunities for strategic acquisitions or relationships will arise or, if they do arise, that the transactions contemplated thereby could be completed. If such a transaction does occur, there can be no assurance that the Company will be able to integrate effectively any acquired businesses into the Company. In addition, any such transactions would be subject to various risks associated with the acquisition of businesses, including the financial impact of expenses associated with the integration of businesses. There can be no assurance that any future acquisitions or strategic relationships will not have an adverse impact on the Company's business, financial condition or results of operations. As suitable opportunities arise, the Company anticipates that it would finance such transactions, as well as internal growth, through working capital or through debt or equity financing. There can be no assurance however, that such debt and equity financing would be available to the Company on acceptable terms when and if suitable strategic opportunities arise.

Year 2000 Matters

         The Company is in the process of reviewing, modifying, and testing its computer applications to ensure their functionality with respect to the Year 2000 changes. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year. The Company is also dependent on its contracting medical providers and payor clients to successfully address their respective Year 2000 technology issues in connection with their claims processing functions. The Company has not determined whether such providers or clients face Year 2000 problems that if not resolved, may have a material adverse affect on the Company's business or results of operations.

Item 2.  Properties

         The Company leases approximately 24,000 square feet of office space in Chicago Illinois; 3,300 square feet of office space in Atlanta, Georgia; 7,600 square feet of office space in Independence, Ohio; 6,300 square feet of office space in Dallas, Texas and approximately 6,700 square feet of office space in Scottsdale, Arizona. The Atlanta, Georgia lease expires in October, 1998. The Scottsdale, Arizona lease expires April 30, 1999. The Independence, Ohio and Dallas, Texas leases expire in the year 2000. The Chicago, Illinois lease expires in the year 2006. This office space is adequate for the Company's current operations.

         As a result of the acquisition of HealthStar, the Company is also paying rent on several former HealthStar offices that have since been closed, including; 1,300 square feet in Birmingham, Alabama; 2,900 square feet in Jacksonville, Florida; 3,000 square feet in Indianapolis, Indiana; 2,300 square feet in Louisville, Kentucky and 2,200 square feet in Charlotte, North Carolina. The Birmingham, Alabama, and Louisville, Kentucky leases expire in 1998. The Company has come to an agreement on the termination of the lease in Indianapolis, Indiana which was scheduled to end in October 1999. The Charlotte, North Carolina lease is scheduled to end in the year 2000. The Jacksonville, Florida lease is through April, 2001. The Company continues to look for subtenants for these spaces.

         The Company does not have a formal policy with respect to investments in real estate and real estate related investments.

Item 3.  Legal Proceedings

         In March 1998, the Company, as assignee of a shareholder, filed a lawsuit in U.S. District Court in Arizona, alleging that a Canadian brokerage firm, among others, perpetrated a "scheme and conspiracy to defraud" by "manipulating the market in Champion common stock." The suit names

Thomas Kernaghan & Co. Ltd.; Ronald G. Williams; Sheldon D. Taiger; London Select Enterprises Ltd.; Select Capital Advisors, Inc.; Mark Valentine; and Bronia GmbH as defendants. The complaint alleges that the defendants manipulated the market in and for Company's common stock and, more particularly artificially depressed the price at which the Company's common stock traded, resulting in damages, including to the business and reputation of the Company. Certain of the defendants have filed motions to stay and/or dismiss the lawsuit.

         Additionally, Thomson Kernaghan & Co. LTD and Bronia GmbH have filed an arbitration proceeding against the Company with the American Arbitration Association in New York City, claiming that the Company "wrongfully refused to honor their request to convert" certain debentures into common stock of the Company. The relief sought against the Company is to convert certain debentures into common stock of the Company and for "liquidated and punitive damages."

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board market under the symbol "CPFC."

         The following table sets forth the approximate high and low closing sales prices per share as reported by the Over-The-Counter Bulletin Board market for the Company's Common Stock for the calendar periods indicated. The quotations do not reflect retail markups, markdowns or commissions and may not reflect actual transactions.

         Fiscal Quarter                             High          Low
         --------------                             ----          ---
         Quarter Ended March 31, 1998              $10.75        $2.75
         Quarter Ended December 31, 1997           $12.13        $9.00
         Quarter Ended September 30, 1997           $9.25        $5.00
         Quarter Ended June 30, 1997                $7.00        $4.75

         Quarter Ended March 31, 1997               $6.25        $4.25
         Quarter Ended December 31, 1996            $8.25        $5.00
         Quarter Ended September 30, 1996           $7.75        $5.50
         Quarter Ended June 30, 1996                $7.50        $4.50

There  were  approximately  850  shareholders  of record and  approximately  900 beneficial owners of the Company's Common Stock as of March 31, 1998. The Company has neither declared nor paid any cash dividends to date and is restricted by the Harris Bank loan agreement from paying out future cash dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         In January 1997, Champion acquired NHBC in a business combination accounted for as a reverse acquisition with a publicly-traded shell company. In completing the acquisition, Champion issued 2,200,000 shares of common stock for all of the outstanding shares of the common stock of NHBC. To effect the combination, the fair value of the net tangible assets of Champion were added to the equity of NHBC. The historical financial statements of NHBC are presented as the historical financial statements of the combined enterprise and the results of operations of Champion are included in the financial statements of the combined enterprise beginning on the acquisition date.

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

         In April 1997, the Company acquired 12.4% of the outstanding stock of Hayes Technology for $309,626.

         On December 15, 1997, the Company acquired all of the outstanding stock of HealthStar, for approximately $13,700,000. The acquisition was accounted for using the purchase method and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon fair values at the date of acquisition. The excess purchase cost over the estimated fair value of the net tangible assets acquired was approximately $9,000,000 and was recorded as goodwill.

Results of Operations

         When comparing the Company's financial results for the year ended March 31, 1998 to the year ended March 31, 1997, it is important to note that the majority of the increase in the level of revenues and expenses is due primarily to the acquisition of HealthStar which was completed on December 15, 1997. The financial results for HealthStar for approximately 15 weeks are included in the financial results of the Company in fiscal 1998.

Revenue

         The Company derives the majority of its revenue from fees charged to clients for access to the Company's network of contracted providers. The Company's client base consists of a variety of payors of medical claims such as insurance companies, third-party administrators and self-insured employers. Access fees can be either a fixed, monthly fee per enrolled subscriber which is called a capitated fee or can be based on a percentage of the amount of the discount from billed charges which is granted by a contracted provider. The Company's participation in the amount saved varies from 20% to 35% with the exact amount determined by contractual provisions with the Company's clients.

         Total revenue increased $5,567,788 to $7,853,996 for the fiscal year ended March 31, 1998 compared to $2,286,208 for 1997, an increase of 244%. Approximately $5,100,000 of this increase was due to the Company's acquisition of HealthStar. The remainder of the increase was due to the increased level of medical claims repricing fees earned by NHBC.

Operating Expenses

         Cost of services includes the cost of outsourcing the case management and utilization review function, commissions paid to outside brokers, fees paid to other regional PPO networks for access to providers not contracted directly with the Company and other products and services provided by outside vendors. Cost of services increased $469,785 from $996,602 in 1997 to $1,466,387 in 1998.
The entire increase is attributable to HealthStar and is primarily related to the cost of outsourcing case management and utilization review. As a percentage of revenue, cost of services decreased from 44% in 1997 to 19% in 1998. This margin improvement is a result of the fact that HealthStar contracts directly with healthcare providers and thus avoids paying fees to access other PPO networks.

         Salaries and wages includes all employee compensation including payroll taxes, health insurance and other employee benefits. Also included are commissions paid to in-house sales and marketing personnel. Salaries and wages increased $2,576,562 from $660,972 in 1997 to $3,237,534 in 1998. A majority of this increase is due to the addition of HealthStar, which accounted for an additional two-hundred (200) employees. Other factors include the hiring of additional management and administrative personnel to accommodate the increase in business and future growth.

         General  and  administrative   expenses  include  all  other  operating
expenses such as telephone charges, office supplies, postage, travel and entertainment, professional fees, rent and utilities. General and administrative expenses increased $1,565,102 from $476,263 in 1997 to $2,041,365 in 1998. The addition of HealthStar accounts for a majority of the increase in this category.

         Depreciation and amortization increased significantly due to the goodwill created as a result of the HealthStar acquisition. Goodwill of approximately $9,000,000 is being amortized over 20 years.

         Interest expense of $228,320 relates to the indebtedness incurred as a result of the HealthStar acquisition. The interest rate on the Company's term loan and line of credit was 8.5% at March 31, 1998. The interest rate on the convertible debentures is 8.0%, and the interest rate on the seller note is 8.0%. Approximately $75,000 is due to the amortization of prepaid financing costs related to the convertible debentures and the Harris Bank term loan and line of credit.

         Overall, total operating expenses increased 240% in 1998, to $7,365,586 from $2,167,841 in 1997. Despite the overall dollar increase in operating expenses, the Company's pretax operating margin improved from 5.2% in 1997 to 6.2% in 1998.

         Income taxes were provided for at an effective rate of 38% in 1998 compared to 13% in 1997. The increase in the tax provision is due to higher overall income and limitations on the amount of net operating losses which could be used to offset income in 1998.

         Net earnings increased $200,738 or 194% from $103,367 or $0.03 per share in 1997 to $304,105 or $0.05 per share in 1998. The Company's net margin decreased from 4.5% in 1997 to 3.9% in 1998 due to the impact of income taxes.

Liquidity and Capital Resources

         The Company has historically funded its working capital requirements and capital expenditures primarily from cash flow generated from operations supplemented by short-term borrowings under various short-term credit facilities.

         The Company had approximately $200,000 in cash and cash equivalents at March 31, 1998.

         In connection with the acquisition of HealthStar, the Company secured a $1,500,000 line of credit with Harris Trust and Savings Bank. The line of credit bears interest at the Prime rate (8.5% at March 31, 1998) and is secured by substantially all of the assets of Champion and its subsidiaries. At March 31, 1998, the Company had borrowed $300,000 on the line of credit, and had approximately $720,000 of additional borrowing capacity available.

         In connection with the Harris Bank term loan and line of credit, the Company is required to comply with certain financial covenants. Covenants include a minimum current ratio, maximum leverage ratio and a minimum fixed charge coverage ratio.

         Although there can be no assurances, management of the Company anticipates growth and expansion to continue to accelerate in the upcoming year through the acquisition of complementary businesses or business lines, management personnel and infrastructure additions. The Company believes additional sources of capital may be required in conjunction with any such acquisition activity. There can be no assurance that the Company will be able to obtain such funds on terms acceptable to the Company. Management believes that cash on hand, amounts available under the revolving line of credit and cash generated from future operations will be sufficient to fund the Company's operations and anticipated expansion plans.

New Accounting Standards

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock. This statement requires the presentation of basic earnings per share and diluted earnings per share.

         Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" is intended to consolidate existing disclosure requirements into one publication to make them easier to apply. This new standard continues the requirement to disclose certain information about an entity's capital structure, as contained in other authoritative literature. The adoption of this statement contains no change in disclosure requirements for the Company.

Accounting Standards Not Yet Adopted

         Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the quarter ending June 30, 1998, is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

         Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic area and major customers. This pronouncement will be required to be implemented in the year ended March 31, 1999 and may result in presenting more detailed information in the notes to the Company's consolidated financial statements.

Item 7.  Financial Statements

         The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-13 are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
Compliance with Section 16(a) of the Exchange Act

         The following table sets forth certain information as of June 15, 1998, of the Directors and Executive Officers of the Company:

            Name                         Age    Position
            ----                         ---    --------
            Gerald E. Finnell            58     Director, Chairman of the Board
            Stephen J. Carder            43     President, Chief Executive Officer and Director
            Gary L. Nielsen              55     Director
            Jon M. Donnell               38     Director
            Steven L. Lange              37     Vice President Sales and Marketing
            Kevin J. Ryan                41     Vice President/General  Counsel and Secretary

         Gerald E. Finnell has been a Director of the Company since June 1997. In April 1998 Mr. Finnell was elected Chairman of the Board. Mr. Finnell was a partner with the public accounting firm of KPMG Peat Marwick LLP from 1970 to 1995, and served on its Board of Directors from 1987 to 1994. Mr. Finnell also serves as a Director of Westminister Capital, Inc. of Beverly Hills, California.

         Stephen J. Carder, has been President, Chief Executive Officer and Director, since April 1998. Prior to April 1998, Mr. Carder served as Executive Vice President, Chief Financial Officer/Treasurer and Secretary of the Company. Prior to that, Mr. Carder was principally employed since 1994 as Executive Vice President and Chief Operating Officer of National Property and Casualty Corporation. From 1989 to 1994, Mr. Carder served as Vice President of Finance and Administration for the Del Webb Development Corporation, a subsidiary of Del Webb Corporation, a NYSE company that develops and markets active adult communities. Mr. Carder served as Vice President of Finance for National Health Benefits Corporation from 1987 to 1988. Prior to 1987, Mr. Carder served as Vice

President of Finance and Administration for First American Health Concepts, a publicly traded corporation listed on NASDAQ, which markets and administers a national vision program.

         Gary L. Nielsen has been a Director of the Company since June 1997. Mr. Nielsen is the Vice President Finance and Chief Financial Officer of Best Western International, Inc. and has held that position since May 1996. From October 1986 to May 1996, Mr. Nielsen was Vice President and Treasurer of Giant Industries, Inc.

         Jon M. Donnell has been a director of the Company since June 1998. Mr. Donnell is the Chief Operating Officer and Chief Financial Officer of Dominion Homes, Inc. and has held that position since 1995. Prior to working for Dominion Homes, Mr. Donnell was with the Del Webb Corporation for 12 years. Mr. Donnell also serves on the Board of Directors of Dominion Homes.

         Steven L. Lange has been Vice President Sales and Marketing for the Company since May 1998. Prior to that Mr. Lange was Vice President of Sales and Marketing for HealthStar which he joined in 1995. Prior to joining HealthStar, Mr. Lange worked for National Accident Insurance Underwriters, Inc. and Stewart Smith MidAmerica, Inc.

         Kevin J. Ryan has been Vice President/General Counsel, Secretary since December 1997. Mr. Ryan was previously Vice President and Legal Counsel for HealthStar. Mr. Ryan joined HealthStar in 1992. Prior to joining HealthStar, Mr. Ryan was associated with the law firm of Chuhak & Tecson, P.C. from 1987 until 1992 representing corporate health care clients. From 1980 until 1987, Mr. Ryan was employed by Ingalls Memorial Hospital in various administrative capacities, most recently as Director of Planning.

Item 10. Executive Compensation

         The following table sets forth information regarding compensation paid for all services rendered to the Company in all capacities during the last three completed fiscal years by the Company's Chief Executive Officer and certain executive officers of the Company. No other executive officers of the Company received compensation in excess of $100,000 during the fiscal year ended March 31, 1998.

                                                                                   All Other
   Name and Position                      Year        Salary        Bonus        Compensation(1)
   -----------------                      ----        ------        -----        ---------------
   Stephen J. Carder (2),                 1998       $135,000      $20,000          $12,000
        Executive Vice President,         1997        $83,750      $33,500           $7,800
        Chief Financial Officer,          1996        $55,000      $43,350           $7,600
        and Director

   Steven L. Lange,                       1998       $110,000      $10,000           $2,425
        Vice President,                   1997        $95,000       $2,500           $6,983
        Sales and Marketing               1996        $95,000       $7,300           $3,000

   Kevin J. Ryan,                         1998       $132,500      $10,000           $2,425
        Vice President,                   1997       $132,500       $2,500           $3,000
        General Counsel                   1996       $125,000       $8,250           $7,184

   Paul F. Caliendo (3)                   1998       $135,000           $0          $12,000
                                          1997        $83,750      $33,500           $9,420
                                          1996        $55,000      $43,350           $7,600

(1) The Company pays each of its executive officers an automobile allowance each month and pays or reimburses its executive officers for business-related expenses. The Company also provides certain health insurance benefits for all full time employees, including its officers. Champion's officers do not receive additional compensation for serving as directors of the Company.
(2) Mr. Carder was elected the Company's President and Chief Executive Officer on April 16, 1998.
(3) Mr. Caliendo served as the Company's Chairman, President and Chief Executive Officer until April 16, 1998.

         The Company did not grant any stock options or other stock-based compensation in fiscal year 1998 and no executive officers or directors hold stock options or other stock-based incentives.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 31, 1998, for (i) each executive officer of the Company; (ii) each director of the Company; (iii) all executive officers and directors of the Company as a group; and (iv) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock.

Beneficial Owner(1)
-------------------                                                                               % of
                                                                                               Outstanding
Officers and Directors:                                       Shares Beneficially Owned(2)        Stock
----------------------                                        -------------------------           -----
     Gerald E. Finnell.................................                        0                   *
     Stephen J. Carder.................................                1,100,000                 18.78%
     Gary L. Nielsen...................................                        0                   *
     Jon M. Donnell....................................                    1,000                   *
     Steven L. Lange...................................                        0                   *
     Kevin J. Ryan.....................................                        0                   *
All six officers and directors as a group(1)                           2,601,000                 44.42%

5% Holders:
     InfoPlan Partners(3) .............................                1,500,000                 20.49%
     Paul F. Caliendo .................................                  915,000                 15.63%
     Thomas H. Stateman................................                  382,500                  6.53%

*   Indicates less than 1.0%

 (1) Unless otherwise indicated, the address of the beneficial owner is c/o Champion Financial Corporation, 9495 East San Salvador Drive, Scottsdale, Arizona 85258. The Board of Directors was granted voting control over 1,500,000 shares of Common Stock owned by InfoPlan Partners, LLC and its related parties pursuant to an Irrevocable Proxy by InfoPlan Partners and related parties dated April 16, 1998. The proxy gave to the Company's Board of Directors, the right to vote all such shares at the Annual Meeting of the Shareholders of the Company to be conducted in calendar year 1998.

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

(3) See note 1 above. The Board of Directors has voting control over 1,500,000 shares of Common Stock held by InfoPlan Partners, LLC pursuant to an Irrevocable Proxy by InfoPlan Partners and related parties dated April 16, 1998.

Item 12. Certain Relationships and Related Transactions

         None.

Item 13. Exhibits, and Reports on Form 8-K

      (A) EXHIBITS

      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

      (B) REPORTS ON FORM 8-K.

      A report on Form 8-K was filed with the Securities and Exchange Commission on December 12, 1997, relating to the sale of the Series A 8% Senior Subordinated Convertible Redeemable Debentures pursuant to Regulation S.

      A report on Form 8-K, was filed with the Securities and Exchange Commission on December 30, 1997, relating to the acquisition of HealthStar, Inc.

      A report on Form 8-K/A, was filed with the Securities and Exchange Commission on February 27, 1998, relating to the acquisition of HealthStar, Inc.

                                POWER OF ATTORNEY
                                -----------------

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen J. Carder, as his true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB and any documents related to this report and filed pursuant to the Securities and Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agent, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 and 15(2) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHAMPION FINANCIAL CORPORATION


                                      By: /s/ Stephen J. Carder
                                          --------------------------------------
                                          Stephen J. Carder
                                          President, Chief Executive Officer and
                                          Director

Date:  June 26, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Signature                                            Date
                ---------                                            ----

/s/ Stephen J. Carder                                            June 26, 1998
--------------------------------------------
Stephen J. Carder
President, Chief Executive Officer and Director
(Principal Executive and Financial Officer)

/s/ Kevin J. Ryan                                                June 26, 1998
--------------------------------------------
Kevin J. Ryan
Vice President, General Counsel, Secretary and
Director

/s/ Gerald E. Finnell                                            June 26, 1998
--------------------------------------------
Gerald E. Finnell
Director

/s/ Gary L. Nielsen                                              June 26, 1998
--------------------------------------------
Gary L. Nielsen
Director

/s/ Jon M. Donnell                                               June 26, 1998
--------------------------------------------
Jon M. Donnell
Director

                          Independent Auditors' Report





The Board of Directors and Shareholders
Champion Financial Corporation:


We have audited the accompanying consolidated balance sheet of Champion Financial Corporation and subsidiaries as of March 31, 1998 and the related consolidated statements of earnings and retained earnings, and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Financial Corporation and subsidiaries at March 31, 1998, and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                                                 KPMG Peat Marwick LLP




Phoenix, Arizona
June 12, 1998

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1998


                                                  Assets

Current assets:
    Cash and cash equivalents                                                                  $   199,466
    Trade accounts receivable, less allowance for doubtful accounts of $250,000                  2,512,446
    Other current assets                                                                            69,126
                                                                                               -----------
           Total current assets                                                                  2,781,038
                                                                                               -----------

Property and equipment, net                                                                      2,851,957
Investment in healthcare technology company                                                        309,626
Intangibles, net of accumulated amortization of $146,030                                         9,006,465
Other assets, at cost                                                                              499,577
                                                                                               -----------

                                                                                               $15,448,663
                                                                                               ===========

                                   Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                                           $ 1,163,741
    Accrued expenses                                                                             2,269,678
    Current portion of long-term debt                                                              400,000
    Note payable                                                                                   200,000
                                                                                               -----------
           Total current liabilities                                                             4,033,419
                                                                                               -----------

Line of credit                                                                                     300,000
Long-term debt                                                                                   6,100,000
                                                                                               -----------
           Total liabilities                                                                    10,433,419


Shareholders' equity:
    Common stock, $.001 par value 100,000,000 shares authorized, 5,855,802 shares issued and
      outstanding                                                                                    5,856
    Additional paid-in capital                                                                   4,617,015
    Retained earnings                                                                              392,373
                                                                                               -----------
           Total shareholders' equity                                                            5,015,244

     Commitments and contingencies

           Total liabilities and shareholders' equity                                          $15,448,663
                                                                                               ===========

See accompanying notes to consolidated financial statements.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

            Consolidated Statements of Earnings and Retained Earnings

                       Years ended March 31, 1998 and 1997

                                                         1998           1997
                                                      ----------     ----------

Revenues:
    Capitated fees                                    $3,536,008           --
    Repricing fees                                     3,957,456      2,002,952
    Other fees                                           360,532        283,256
                                                      ----------     ----------
                                                       7,853,996      2,286,208
                                                      ----------     ----------

Operating expenses:
    Cost of services                                   1,466,387        996,602
    Salaries and wages                                 3,237,534        660,972
    General and administrative                         2,041,365        476,263
    Depreciation and amortization                        391,980         34,004
    Interest expense                                     228,320           --
                                                      ----------     ----------
                                                       7,365,586      2,167,841
                                                      ----------     ----------

Earnings before income taxes                             488,410        118,367

Income tax                                               184,305         15,000
                                                      ----------     ----------

           Net earnings                                  304,105        103,367

Distribution to shareholders                                --         (100,000)

Retained earnings at beginning of year                    88,268         84,901
                                                      ----------     ----------

Retained earnings at end of year                      $  392,373         88,268
                                                      ==========     ==========

Earnings per share - Basic                            $      .05            .03
                                                      ==========     ==========


Weighted average shares outstanding - Basic            5,587,500      3,018,000
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 1998 and 1997

                                                                                       1998            1997
                                                                                   -----------    -----------
Operating activities:
    Net earnings                                                                   $   304,105        103,367
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                    391,980         34,004
      Bad debt expense                                                                  80,062         15,000
      Loss on sale of fixed assets                                                       5,658           --
      Increase (decrease) in cash resulting from changes in operating assets and liabilities:
        Trade accounts receivable                                                     (619,338)       (83,321)
        Other current assets                                                            38,218        (14,415)
        Accounts payable                                                              (886,649)       147,717
        Accrued expenses                                                               161,539         72,993
        Deferred revenue                                                               (58,909)        58,909
                                                                                   -----------    -----------
           Net cash provided by (used in) operating activities                        (583,334)       334,254
                                                                                   -----------    -----------

Investing activities:
    Purchases of equipment                                                            (141,751)      (101,499)
    Proceeds from sale of fixed assets                                                  12,336           --
    Investment in healthcare technology company                                       (309,626)          --
    Acquisition of HealthStar                                                       (6,000,000)          --
                                                                                   -----------    -----------
           Net cash used in investing activities                                    (6,439,041)      (101,499)
                                                                                   -----------    -----------

Financing activities:
    Increase in other assets                                                          (449,915)        (4,737)
    Principal payments on line of credit                                                  --          (10,000)
    Net proceeds from line of credit                                                   300,000           --
    Net proceeds (payments) on long-term debt                                        2,475,660        (10,055)
    Issuance of convertible debt                                                     4,000,000           --
    Proceeds from issuance of common stock                                                --          753,556
    Distribution to shareholders                                                          --         (100,000)
                                                                                   -----------    -----------
           Net cash provided by financing activities                                 6,325,745        628,764
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  (696,630)       861,519

Cash and cash equivalents at beginning of year                                         896,096         34,577
                                                                                   -----------    -----------

Cash and cash equivalents at end of year                                           $   199,466        896,096
                                                                                   ===========    ===========

Supplemental financial disclosure:
    Interest paid                                                                  $   106,730          3,394
                                                                                   ===========    ===========
    Income taxes paid                                                              $     1,205           --
                                                                                   ===========    ===========

Supplemental  disclosure of noncash aspects of acquisitions  through issuance of common stock:
    Assets acquired                                                                $ 4,667,250        151,209
    Liabilities assumed                                                              2,840,165         34,395

See accompanying notes to consolidated financial statements.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998


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

       On January 9, 1997, Champion acquired the outstanding stock of Three Rivers Provider Network (TRPN) through the issuance of 100,000 shares of Champion common stock valued at $.71 a share by an independent appraiser. The business combination was treated as a purchase transaction which created $76,039 of goodwill through excess purchase cost. The goodwill is being amortized over 10 years. Pro forma results are not materially different from actual results.

       On January 14, 1997, Champion completed a private placement of common stock. The Company received net proceeds of $753,556 for the issuance of 225,000 shares of common stock.

       On April 29, 1997, the Company entered into an agreement (Acquisition Agreement) with Hayes, Incorporated (Hayes). In expectation of closing under the Acquisition Agreement, the Company advanced to Hayes an aggregate of $309,626. The Company accepted 338,476 shares of the common stock of Hayes for an aggregate purchase price equal to the amount of the advance. The issuance of Hayes common stock resulted in the Company acquiring a 12.4% interest in Hayes. Between the date of the agreement and December 1998, Hayes has the right to redeem its common stock by paying an amount ranging from $324,000-$340,000 to the Company.

       On December 15, 1997, Champion purchased the outstanding stock of HealthStar, Inc. (HealthStar) as of the close of business on Friday, December 12, 1997. This transaction was accounted for under the purchase method of accounting. The purchase price consisted of approximately $6.0 million in cash, 382,500 shares of Champion common stock valued at $9 a share based on prices quoted by a stock exchange, a seller note in the amount of $200,000 and transaction and related costs of $1,244,902. Under the terms of the Purchase Agreement, there were certain contractual adjustments which were to be measured 90 days after the acquisition date, and the purchase price will be adjusted accordingly. The Company is currently negotiating the final adjustment which is not expected to have a material effect on the purchase price. The assets and liabilities of HealthStar at the time of acquisition were adjusted to their fair values. The excess purchase price over the estimated fair value of the tangible net assets acquired is being amortized using the straight-line method over a period of 20 years. In connection with the HealthStar acquisition the Company also agreed to issue 100,000 shares of common stock valued at $3 a share using the Black Scholes valuation method. These shares are reflected in additional paid in capital at March 31, 1998.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued



(2)    Summary of Significant Accounting Policies

       Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.

       Principles of Consolidation

       The consolidated financial statements include the financial statements of the Company and its three wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       Cash Equivalents

       The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

       Earnings Per Share

       The Company adopted Statement of Accounting Standards No. 128 "Earnings per Share" (SFAS 128) during 1997. The Company's Earnings per Common Share (EPS) figures for the prior period were not effected by adoption of SFAS 128. In accordance with SFAS 128, basic EPS is computed by dividing net income, after deducting preferred stock dividends requirements (if
       any),  by  the  weighted   average  number  of  shares  of  common  stock
       outstanding.

       Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and warrants and to the assumed conversion of all dilutive convertible securities and stock.

       The number of shares used in the calculation of diluted earnings per share was increased 257,467 shares for the conversion of the convertible debentures. Net income has been increased $105,778 to add back the interest on the convertible debentures for purposes of the diluted earnings per share calculation. The resulting $.07 per share is antidilutive.

       Fair Value of Financial Instruments

       The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management believes that the recorded amounts of current assets and current liabilities approximate fair value because of the short maturity of these instruments. The recorded balance of long-term debt approximates fair value, as the terms of the debt are similar to rates currently offered to the Company for similar debt instruments.

       Revenue Recognition

       Repricing fees are derived from a negotiated percentage of the medical savings generated from customer claims managed by the Company or on a per member per month basis. The percentage of savings fees are recognized as revenue as the Company renders services and notifies the health care provider of their required billings reduction for a specified period of time. The Company receives monthly capitation fees based upon the number of each customer's members regardless of services actually provided.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       Cost of Services

       The major components of cost of services consist of utilization review, case management and external marketing commissions.

       Property and Equipment

       Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which approximates three years for equipment to seven years for furniture and fixtures. Computer software is amortized over three to five years.

       Intangibles

       Intangibles, which represent the excess of purchase price over fair value of net tangible assets acquired, are amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangibles over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of intangible impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

       Income Taxes

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

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       Year 2000

       Management has developed a plan to address the Year 2000 problem and all computer systems are in the process of conversion to be Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. The total cost of the project is not material and the Company is expensing all associated costs as they are incurred.

(3)    Property and Equipment

       A summary of property and equipment by major classification at March 31, 1998 follows:

         Furniture and fixtures                            $   790,025
         Computer software                                     608,000
         Equipment                                           1,742,482
                                                           -----------
                                                             3,140,507
         Accumulated depreciation                             (288,550)
                                                           -----------

                                                           $ 2,851,957
                                                           ===========


(4)    Debt

       The Company maintains a $1,500,000 line of credit with Harris Trust and Savings Bank. The line of credit bears interest at prime (8.5% at March 31, 1998). The line is collateralized by substantially all the assets of the Company. There were $300,000 in borrowings against this line of credit at March 31, 1998.

       Debt consists of the following at March 31, 1998:

           8% Series A Senior Subordinated Convertible Debentures
             due  December  3,  1999  in an  aggregate  principal
             amount, interest payable quarterly                      $ 4,000,000

           Note payable to Harris  Trust and Savings  Bank due on
             December 14, 2000, with quarterly principal payments
             ranging from  $100,000 - $150,000  plus  interest on
             the  unpaid  balance  at prime  (8.5%  at March  31,
             1998),  secured by  substantially  all the assets of
             the Company                                               2,500,000

           Unsecured  note  payable  to an  individual,  interest
             payable monthly at 8%, due December 15, 1998                200,000
                                                                      ----------
                                                                       6,700,000
           Less current maturities                                       600,000
                                                                      ----------
                                                                     $ 6,100,000
                                                                      ==========

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       Scheduled cash payments on principal maturities of debt are as follows for the years ending March 31st:

                     1999                      $   600,000
                     2000                          500,000
                     2001                        1,600,000
                     2002                                0
                     2003                                0
                                                ----------

                                               $ 2,500,000
                                                ==========

       Champion's 8% convertible debentures due December 3, 1999 are convertible into common stock of Champion Financial Corporation at the election of the investor. In the event that the investor has not converted the entire amount of the debenture prior to the maturity date of December 3, 1999, the debenture will automatically convert into common stock on the maturity date.

       The debentures convert at the lower of 75% of the average closing bid price of Champion stock for the five days preceding the subscription, or 75% of the closing bid price of Champion stock on the day prior to the holders' election to convert. At March 31, 1998, $2.8 million of debentures have been presented to the company for conversion, but the conversion has been refused based on issues raised in the litigation described in Note 8.

(5)    Accrued Expenses

       A summary of accrued expenses at March 31, 1998 follows:

           Salaries and benefits                            $   767,594
           Professional fees                                    313,769
           Income taxes                                         192,952
           Transaction and restructuring costs                  302,101
           Interest                                              70,336
           Other                                                622,926
                                                             ----------

                                                            $ 2,269,678
                                                             ==========

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(6)    Business and Credit Concentration

       The Company operates in a very competitive market. The Company's success is dependent upon the ability of its marketing group to continue to identify and contract with insurance companies and self-funded companies; to effectively administer repricing claims, and to expand into new markets and opportunities through acquisition. Changes in the insurance and health care industries, including the regulation thereof by federal and state agencies, may significantly affect management's estimates of the Company's performance.

       The allowance for doubtful accounts is based on the creditworthiness of the Company's customers as well as consideration for general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

       The Company's customers are located throughout the United States. In 1998, there were no customers whose revenue or accounts receivable exceeded 10% of total revenue or total accounts receivable. During 1997 revenue with four customers totaled approximately 32%, 20%, 15% and 13% of total revenue in 1997. At March 31, 1997, three customers accounted for 31%, 18%, and 8% of total accounts receivable.

(7)    Acquisition of HealthStar

       The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of HealthStar had occurred at April 1, 1996, with pro forma adjustments together with related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated.

                                                    1998                1997
                                                 ------------      ------------
                                                          (Unaudited)
       Total revenues                            $ 20,328,321      $ 17,074,837
       Net income                                     562,802           130,027
       Basic earnings per common share           $        .10      $        .04

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(8)    Commitments and Contingencies

       The Company is obligated under noncancelable operating leases for office space and equipment which expire at various dates during the next nine years. Rent expense under noncancelable operating leases was $399,521 and $148,488 in 1998 and 1997, respectively.

       Future minimum lease payments under these leases are as follows:

                                                           Operating
                                                            leases
                                                          -----------
           Fiscal years ending March 31:
                 1999                                    $ 1,118,000
                 2000                                      1,010,000
                 2001                                        650,000
                 2002                                        574,000
                 2003                                        571,000
                 Thereafter                                2,081,000
                                                          -----------

                 Total minimum lease payments            $ 6,004,000
                                                          ===========

       The Company has a 401(k) Plan covering substantially all of its employees. Under this plan, the Company does not contribute any funds on behalf of the participants.

       The Company is currently involved in litigation involving the holders of the 8% Series A Senior Subordinated Convertible Debentures. The Company filed a lawsuit against various parties on March 18, 1998 alleging stock manipulation and artificial depression of the Company's stock price. On March 26, 1998, the defendants filed a demand for arbitration alleging, among other things, that the Company wrongfully refused to honor the holders' rights to convert their debt into Champion common stock. On May 4, 1998, the Company filed a motion to stay the arbitration. A hearing has been set for June 29, 1998. It is management's opinion that the final outcome of this matter will not materially effect the Company's financial condition.

       The Company is also involved in a litigation matter which was originally filed against HealthStar prior to the purchase. In this litigation an individual claims breach of contract among other charges. It is management's opinion that the final outcome of this matter will not materially effect the Company's financial condition.

       The Company is also the subject of various other claims and litigation arising out of the ordinary course of business. In the opinion of management, the Company has adequate legal defenses and the outcome of these matters will not materially effect the Company's financial position.

       The repricing agreements with customer companies and physicians are cancelable at the option of those parties with written notice which varies from 30 to 90 days. Management generally attempts to renegotiate any such canceled agreements. Management believes that there is very little likelihood that there would be cancellations sufficient to have a material adverse effect on the Company's results of operations or financial condition.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(9)    Income Taxes

       The utilization of the Company's net operating carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward period. However, in March 1995, there was an ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result, the Company's ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $46,000 per year.

       At March 31, 1998, the Company has available net operating loss carryforwards and capital loss carryforwards for Federal income tax purposes, subject to the limitations discussed above, which may provide future tax benefits expiring as follows:

             Expiration Date                   Operating       Capital
                                               ---------      ---------

                  1999                         $      --        908,393
                  2000                                --         48,000
                  2001                                --         78,791
                  2002                                --             --
                  2003                                --             --
                  2004                                --             --
                  2005                               459             --
                  2006                           201,008             --
                  2007                                --             --
                  2008                                --             --
                  2009                                --             --
                  2010                            11,465             --
                  2011                             1,114             --
                  2012                           264,844             --
                                                ---------    -----------

                                               $ 478,890      1,035,184
                                                =========    ===========


       Income tax expense for the year ended March 31, 1998 consists of:

                                     Current     Deferred     Total
                                     --------    --------    --------

           U.S. Federal             $ 148,504        --       148,504
           State and local             35,801        --        35,801
                                     --------    --------    --------

                                    $ 184,305        --       184,305
                                     ========    ========    ========

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


       The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

           Computed "expected" federal income tax expense            $ 172,859
           Expected state income taxes, net of federal benefit          23,629
           Change in valuation allowance                               (29,632)
           Non deductible item                                           8,718
           Other                                                         8,731
                                                                      --------
                                                                     $ 184,305
                                                                      ========



       The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows, there are no material deferred tax liabilities:

           Deferred tax assets:
             Net operating loss carry forward                       $  162,823
             Capital loss carryforward                                 351,963
             Reserve for bad debt                                       85,000
             Accrued expenses                                           44,880
                                                                     ---------
             Deferred tax asset                                        644,666
             Less valuation allowance                                 (527,408)
                                                                      --------
             Net deferred tax asset                                 $  117,258
           Deferred tax liabilities:
             Amortization                                              (22,173)
             Fixed Assets                                              (73,561)
             Prepaid expenses                                          (21,524)
                                                                     ---------
             Deferred tax liability                                   (117,258)

             Net deferred tax asset                                 $     --
                                                                     ==========

       The net change in the total valuation allowance for the year ended March 31, 1998 was approximately $30,000. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the entire benefit of the deferred tax assets.

                                  EXHIBIT INDEX

Exhibit Number                              Description
--------------                              -----------

     1.1 Form of Letter Agreement between Champion Financial Corporation and London Select Enterprises, Ltd. dated December 1, 1997 (incorporated by reference to Exhibit 1.1 to the Company's Report on Form 8-K filed with the Commission on December 12, 1997).

     3.1 Articles of Incorporation dated February 15, 1981 and all amendments thereto (incorporated by reference to Exhibit
                     3.1 to the Company's Report on Form 10-K filed with the Commission on July 17, 1996).

     3.2 By-Laws (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-K filed with the Commission on July 17, 1996).

     4.1 Form of Offshore Securities Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K filed with the Commission on December 12, 1997).

     4.2 Form of Debenture (incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K filed with the Commission on December 12, 1997).

     4.3             Form of Warrant  Certificate  (incorporated by reference to
                     Exhibit 4.3 to the Company's Report on Form 8-K filed with the Commission on December 12, 1997).

     10.1 Stock Purchase Agreement by and among Champion Financial Corporation, HealthStar Inc., and Thomas H. Stateman, dated December 8, 1997 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K/A filed with the Commission February 27, 1998).

     10.2 Non-Negotiable Subordinated Promissory Note between the company and Thomas H. Stateman Dated December 15, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K/A filed with the Commission February 27, 1998).

     10.3.1          Credit   Agreement  by  and  between   Champion   Financial
                     Corporation and Harris Trust and Savings Bank, dated December 15, 1997.

     10.3.2 Pledge and Security Agreement by and between Champion Financial Corporation and Harris Trust and Savings Bank, dated December 15, 1997.

     10.3.3          Security   Agreement  by  and  between  Champion  Financial
                     Corporation and Harris Trust and Savings Bank, dated December 15, 1997.

     10.3.4 Security Agreement by and between HealthStar Inc. and Harris Trust and Savings Bank, dated December 15, 1997.

     10.3.5 Security Agreement by and between National Health Benefits & Casualty Corporation and Harris Trust and Savings Bank, dated December 15, 1997.

     10.4 Form of Agreement dated April 1998 by and among the Company and the other parties thereto (related to InfoPlan proxy and severance with Paul F. Caliendo, former CEO).

     21.             Subsidiaries of the Registrant.

     27.             Financial Data Schedule