Form 10QSB
period 1998-06-30
CHAMPION FINANCIAL CORP /MD/
filed 1998-08-14
CIK 877050

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-QSB


(Mark One)
[ x ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ......June 30, 1998 .............................

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

For the transition period from ........................... to ..................

     Commission file number .................0-19499 .......................

 ......................Champion Financial Corporation..........................
                    (Exact name of small business issuer as
                            specified in its charter)

                     Utah                            88-0169547
         (State or other jurisdiction             (I.R.S. employer
       of incorporation or organization)         identification no.)

                           9495 E. San Salvador Drive
                            Scottsdale, Arizona 85258
                    (Address of principal executive offices)

                      ...........(602) 451-8575 ..........
                           (Issuer's telephone number)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares  outstanding of each of the issuer's  classes of common equity, as of the last practicable date:  .......Common stock, $0.001 par value, 5,969,903 outstanding as of August 10, 1998 ....

                         Champion Financial Corporation
                                      Index

Part I:  Financial Information

         Item 1.  Financial Statements
                  Consolidated Balance Sheets as of June 30, 1998 and March 31, 1998.......... 3

                  Consolidated Statements of Operations for the Three Months ended June 30,
                  1998 and 1997 .............................................................. 4

                  Consolidated Statements of Cash Flows for the Three Months ended June
                  30, 1998 and 1997 .......................................................... 5

                  Notes to Unaudited Consolidated Financial Statements...... ................. 6


         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations .............................................................. 10


Part II: Other Information

                  Exhibits - None

                  Signatures ................................................................. 14

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                               June 30,
                                                                                                 1998        March 31,
                                                                                              (UNAUDITED)      1998
                                                                                              -----------   -----------
                                                Assets
Current assets:
  Cash and cash equivalents                                                                   $    38,908   $   199,466
  Trade accounts receivable, less allowance for doubtful accounts of $332,111                   2,474,149     2,512,446
   at 6/30/98 and $250,000 at 3/31/98
  Other current assets                                                                            107,911        69,126
                                                                                              -----------   -----------
            Total current assets                                                                2,620,968     2,781,038
                                                                                              -----------   -----------

Property and equipment, net                                                                     2,687,222     2,851,957
Investment in healthcare technology company                                                       309,626       309,626
Intangibles, net of accumulated amortization of $262,219 at 6/30/98 and $146,030 at 3/31/98     8,890,276     9,006,465
Other assets, at cost                                                                             436,243       499,577
                                                                                              -----------   -----------
                                                                                              $14,944,335   $15,448,663
                                                                                              ===========   ===========


                                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                                            $   910,113   $ 1,163,741
  Accrued expenses                                                                              1,687,981     2,269,678
  Current portion of long-term debt                                                               550,000       400,000
  Note payable                                                                                    200,000       200,000
                                                                                              -----------   -----------
          Total current liabilities                                                             3,348,094     4,033,419
                                                                                              -----------   -----------

Line of credit                                                                                    500,000       300,000
Long-term debt                                                                                  5,950,000     6,100,000
                                                                                              -----------   -----------
          Total liabilities                                                                   $ 9,798,094   $10,433,419


Shareholders' equity:
   Common stock, $.001 par value 100,000,000 shares authorized, 5,955,802 shares
      issued and outstanding at June 30, 1998 and 5,855,802 at March 31, 1998                       5,956         5,856
   Additional paid -in- capital                                                                 4,646,493     4,617,015
   Retained earnings                                                                              493,792       392,373
                                                                                              -----------   -----------
         Total shareholders' equity                                                             5,146,241     5,015,244

                                                                                              -----------   -----------
         Total liabilities and shareholders' equity                                           $14,944,335   $15,448,663
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

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES
          Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                              Three Months Ended
                                                    June 30,
                                            -----------------------
                                               1998         1997
                                            ----------   ----------
Revenues:
   Capitated fees                           $2,731,436   $  138,976
   Repricing fees                            1,801,479      578,442
   Other fees                                  196,970        5,590
                                            ----------   ----------
                                             4,729,885      723,008
                                            ----------   ----------

Operating expenses:
   Cost of services                            702,868      282,917
   Salaries and wages                        2,029,672      228,129
   General and administrative                1,391,469      157,036
   Depreciation and amortization               289,114       13,538
   Interest expense                            160,343         --
                                            ----------   ----------
                                             4,573,466      681,620
                                            ----------   ----------

Earnings before income taxes                   156,419       41,388

Income tax                                      55,000       10,000
                                            ----------   ----------

             Net earnings                      101,419       31,388

Retained earnings at beginning of quarter      392,373       88,268
                                            ----------   ----------

Retained earnings at end of quarter            493,792      119,656
                                            ==========   ==========

Earnings per share-Basic                    $     0.02   $     0.01
                                            ==========   ==========

Weighted average shares outstanding-Basic    5,955,802    5,473,302
                                            ==========   ==========


See accompanying notes to unaudited consolidated financial statements.

                         Champion Financial Corporation
                     Consolidated Statements of Cash Flows

                                                                                 Three Months Ended June 30,
                                                                                 ---------------------------
                                                                                     1998          1997
                                                                                   ---------    ---------
Operating activities:
   Net earnings                                                                    $ 101,419    $  31,388
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                     289,114       13,538
   Bad debt expense                                                                   82,111         --
   Interest expense on debentures                                                     29,578         --
   Increase (decrease) in cash resulting from changes in operating assets and liabilities:
     Trade accounts receivable                                                       (43,814)     (29,405)
     Other current assets                                                            (38,785)      (5,698)
     Accounts payable                                                               (253,628)     (80,148)
     Accrued expenses                                                               (581,697)     (17,035)
     Deferred revenue                                                                   --        (48,909)
                                                                                   ---------    ---------
         Net cash provided by (used in) operating activities                        (415,702)    (136,269)
                                                                                   ---------    ---------

Investing activities:
   Purchases of equipment                                                             (8,190)     (11,600)
   Preaquisition cost                                                                   --         (7,711)
   Investment in healthcare technology company                                          --       (309,626)
                                                                                   ---------    ---------
        Net cash provided by (used in) investing activities                           (8,190)    (328,937)
                                                                                   ---------    ---------

Financing activities:
   Decrease in other assets                                                           63,334         --
   Payments on note payable                                                             --        (24,340)
   Net proceeds from line of credit                                                  200,000         --
                                                                                   ---------    ---------
         Net cash provided by (used in) financing activities                         263,334      (24,340)
                                                                                   ---------    ---------

Net decrease in cash and cash equivalents                                           (160,558)    (489,546)

Cash and cash equivalents at beginning of quarter                                  $ 199,466    $ 896,096
                                                                                   ---------    ---------

Cash and cash equivalents at end of period                                         $  38,908    $ 406,550
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

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements



 (1)   Summary of Significant Accounting Policies

       Basis of Presentation

       The accompanying unaudited consolidated financial statements of Champion Financial Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated Balance Sheet as of March 31, 1998 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report Form 10-KSB, for the year ended March 31, 1998.

       Description of Business

       Champion Financial Corporation is a healthcare management company dedicated to controlling the cost, improving the quality and enhancing the delivery of healthcare services. The Company also provides related products and services designed to reduce healthcare costs. The Company markets and provides programs and services to insurance companies, self-insured businesses for their medical plans and third parties that administer employee medical plans. These programs and services assist its clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims.

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

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements, Continued


       Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and warrants and to the assumed conversion of all dilutive convertible securities and stock.

       For  purposes  of  the  diluted  earnings  per  share  calculation,   the
       convertible debentures had an antidilutive effect.

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

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES

         Notes to Unaudited Consolidated Financial Statements, Continued


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


(3)    Property and Equipment

       A summary of property and equipment by major classification at June 30, 1998 follows:


                   Furniture and fixtures     $   790,025
                   Computer software              608,000
                   Equipment                    1,750,672
                                              -----------
                                                3,148,697
                   Accumulated depreciation      (461,475)
                                              -----------

                                              $ 2,687,222
                                              ===========

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES


         Notes to Unaudited Consolidated Financial Statements, Continued


(4)    Debt

       The Company maintains a $1,500,000 line of credit with Harris Trust and Savings Bank. The line of credit bears interest at prime (8.5% at June 30, 1998). The line is collateralized by substantially all the assets of the Company. There were $500,000 in borrowings against this line of credit at June 30, 1998.

       Debt consists of the following at June 30, 1998:
           8% Series A Senior Subordinated Convertible Debentures due
             December 3, 1999 in an aggregate principal amount, interest payable
             quarterly                                                                       $       4,000,000

           Note payable to Harris Trust and Savings Bank due on December 14,
             2000, with quarterly principal payments ranging from $100,000 -
             $150,000 plus interest on the unpaid balance at prime (8.5% at June
             30, 1998), secured by substantially all the assets of the Company                       2,500,000

           Unsecured note payable to an individual, interest payable monthly at
             8%, due December 15, 1998                                                                 200,000
                                                                                                ------------------
                                                                                                     6,700,000
           Less current maturities                                                                     750,000
                                                                                                ------------------
                                                                                             $       5,950,000
                                                                                                ==================



(5)    Accrued Expenses

       A summary of accrued expenses at June 30, 1998 follows:

           Salaries and benefits                                                             $         623,605
           Professional fees                                                                           275,470
           Income taxes                                                                                 33,300
           Transaction and restructuring costs                                                         138,997
           Interest                                                                                     63,648
           Other                                                                                       552,961
                                                                                                ------------------

                                                                                             $       1,687,981
                                                                                                ==================

(6)    Common Stock Transaction

       During the quarter ended June 30, 1998, the Company agreed to issue 9,101 shares of common stock valued at $29,578 (market value) for interest payments due on convertible debentures. This is in accordance with the terms of the convertible debenture agreement. These shares are reflected in additional paid in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations should be read in conjunction with the financial statements and footnotes for the quarter ended June 30, 1998 and the year ended March 31, 1998 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1998.

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

The Company competes on the basis of its specialized knowledge and expertise in the managed healthcare services industry and on its ability to deliver effective services to the customer with a high level of customer satisfaction at a very affordable price. There can be no assurance that the Company will be able to compete successfully. The managed healthcare industry has experienced significant changes in recent years, primarily as a result of rising healthcare costs. The Company will be required to respond to various competitive factors affecting the healthcare industry, including new medical technologies that may be introduced; general trends relating to the demand for healthcare services; regulatory, economic, and political factors; changes in patient demographics; and competitive pricing strategies by HMOs and other healthcare plans.

Results of Operations

         When comparing the Company's financial results for the three months ended June 30, 1998 to the three months ended June 30, 1997, it is important to note that the majority of the increase in the level of revenues and expenses is due primarily to the Company's acquisition of HealthStar, Inc., which was completed on December 15, 1997.

Revenue

         The Company derives the majority of its revenue from fees charged to clients for access to the Company's network of contracted providers. The Company's client base consists of a variety of payors of medical claims such as insurance companies, third-party administrators and self-insured employers. Access fees can be either a fixed, monthly fee per enrolled subscriber which is called a capitated fee or can be based on a percentage of the amount of the discount off of billed charges which is granted by a contracted provider. The Company's participation in the amount saved varies from 20% to 25% with the exact amount determined by contractual provisions with the Company's clients.

         Total revenue increased $4,006,877 to $4,729,885 for the three months ended June 30, 1998 compared to $723,008 for the three months ended June 30,1997, an increase of 554%. The increase was a result of operations from the newly acquired subsidiary HealthStar, Inc.. Revenues for the Company's NHBC division were unchanged from prior year's levels.

Operating Expenses

         Cost of services includes the cost of outsourcing the case management and utilization review functions, commissions paid to outside brokers, fees paid to other regional PPO networks for access to providers not contracted directly with the Company and other products and services provided by outside vendors. Cost of services increased $419,951 to $702,868 for the three months ended June 30, 1998 from $282,917 in 1997. The entire increase is attributable to HealthStar and is primarily related to the cost of outsourcing the case management and utilization review functions. As a percentage of revenue, cost of services decreased from 39.1% in 1997 to 14.9% in 1998. This margin improvement is a result of the fact that HealthStar contracts directly with healthcare providers which limits the fees paid to access other PPO networks.

         Salaries and wages includes all employee compensation including payroll taxes, health insurance and other employee benefits. Also included are commissions paid to in-house sales and marketing personnel. Salaries and wages increased $1,801,543 from $228,129 for the three months ended June 30,1997 to $2,029,672 for the comparable period in 1998. Approximately $1.7 million of this increase is due to the addition of HealthStar. Other factors include the hiring of additional administrative personnel and related expenses to accommodate the increase in business and future growth.

         General  and  administrative   expenses  include  all  other  operating
expenses such as telephone charges, office supplies, postage, travel and entertainment, professional fees, insurance, rent and utilities. General and administrative expenses increased $1,234,433 from $157,036 in 1997 to $1,391,469 in 1998. The majority of this increase is due to the addition of HealthStar and legal expenses incurred by the Company for the lawsuit filed in March 1998 against the holders of the convertible debentures.

         Depreciation and amortization increased significantly due to the goodwill created as a result of the HealthStar acquisition. Goodwill of approximately $9,000,000 is being amortized over 20 years.

         Interest expense of $160,343 relates to the indebtedness incurred as a result of the HealthStar acquisition. The interest rate on the Company's term loan and line of credit was 8.5% at June 30, 1998. The interest rate on the convertible debentures is 8.0%, and the interest rate on the seller note payable is 8.0%. Approximately $64,000 is due to the amortization of prepaid financing costs related to the convertible debentures and the Harris Bank term loan and line of credit.

         Net income for the three months ended June 30, 1998 increased $70,031 or 223% from $31,388 in June 30, 1997. Net income was impacted adversely by $150,000 in legal fees incurred for the lawsuit against the holders of the convertible debentures. Earnings per share for the three months ended June 30, 1998 was $0.02 compared to $0.01 for the three months ended June 30, 1997.

Liquidity and Capital Resources

         The Company has historically funded its working capital requirements and capital expenditures primarily from cash flow generated from operations supplemented by borrowings under the Company's line of credit.

         The Company had approximately $39,000 in cash and cash equivalents at June 30, 1998.

         In connection with the acquisition of HealthStar, the Company issued $4,000,000 Series A 8% Senior Subordinated Convertible Redeemable debentures. The entire proceeds of the issuance and the debentures were utilized in the acquisition. Beginning on January 17, 1998, the debentures were convertible into common shares of the Company's stock based upon a formula related to the market price of the stock. In the event that the entire amount of the debentures have not been converted prior to the maturity date of December 3, 1999, the debentures will automatically convert to common shares of the Company on the said maturity date.

         Also in connection with the acquisition of HealthStar, the Company secured a $1,500,000 line of credit with Harris Trust and Savings Bank. The line of credit bears interest at the Prime rate (8.5% at March 31, 1998) and is secured by substantially all of the assets of Champion and its subsidiaries. At June 30, 1998, the Company had borrowed $500,000 on the line of credit, and had approximately $750,000 of additional borrowing capacity available.

         Although there can be no assurances, management of the Company anticipates growth and expansion to continue to accelerate in 1998 through the acquisition of complementary businesses or business lines, management personnel and infrastructure additions. The Company believes additional sources of cash flow may be required in conjunction with any such acquisition activity. There can be no assurance that the Company may be able to obtain such funds on terms acceptable to the Company. Management currently believes that cash on hand, amounts available under the revolving line of credit and cash generated from future operations will be sufficient to fund the Company's operations and anticipated expansion plans.

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

New Accounting Standards

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

                                              Champion Financial Corporation

DATE:  August 10, 1998 BY:                    BY:/S/ STEPHEN J. CARDER

                                                     STEPHEN J. CARDER
                                                     PRESIDENT

                                                     CHIEF EXECUTIVE OFFICER
                                                     AND PRINCIPAL EXECUTIVE AND
                                                     FINANCIAL OFFICER
                                       14