Form 10QSB
period 1998-09-30
CHAMPION FINANCIAL CORP /MD/
filed 1998-11-16
CIK 877050

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
       EXCHANGE ACT

For the transition period from                to
                               --------------   ---------------

                         Commission file number 0-19499


                         CHAMPION FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


            UTAH                                                  88-0169547
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)


                           9495 E. San Salvador Drive
                            Scottsdale, Arizona 85258
                    (Address of principal executive offices)

                                 (602) 451-8575
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
Common stock, $0.001 par value, 6,769,903 outstanding as of November 12, 1998.

                         Champion Financial Corporation
                                      Index



Part I: Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets as of September 30, 1998
                and March 31, 1998...........................................  3

                Consolidated Statements of Operations for the Three
                Months and Six Months Ended September 30, 1998 and 1997......  4

                Consolidated Statements of Cash Flows for the
                Six Months Ended September 30, 1998 and 1997.................  5

                Notes to Unaudited Consolidated Financial Statements.........  6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 10


Part II: Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders......... 14

        Exhibits - None

        Signatures........................................................... 15

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                   September 30,      March 31,
                                                       1998             1998
                                                   -----------       -----------
                                                    (UNAUDITED)
                                     Assets

Current assets:
  Cash and cash equivalents                        $   157,350      $   199,466
  Trade accounts receivable, less
   allowance for doubtful accounts of
   $101,777 and $250,000, respectively               2,370,657        2,512,446
  Other current assets                                  91,072           69,126
                                                   -----------      -----------
      Total current assets                           2,619,079        2,781,038
                                                   -----------      -----------

Property and equipment, net                          2,785,973        2,851,957
Investment in healthcare technology company            309,626          309,626
Intangibles, net of accumulated amortization
  of $378,407 and $146,030, respectively             8,774,088        9,006,465
Other assets, at cost                                   86,810          499,577
                                                   -----------      -----------
                                                   $14,575,576      $15,448,663
                                                   ===========      ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                 $ 1,181,580      $ 1,163,741
  Accrued expenses                                   1,750,817        2,269,678
  Current portion of long-term debt                    475,000          400,000
  Note payable                                         200,000          200,000
                                                   -----------      -----------
      Total current liabilities                      3,607,397        4,033,419
                                                   -----------      -----------

Line of credit                                         450,000          300,000
Long-term debt                                       2,825,000        6,100,000
                                                   -----------      -----------
      Total liabilities                            $ 6,882,397      $10,433,419

Shareholders' equity:
  Common stock, $.001 par value 100,000,000
   shares authorized, 6,769,903 shares issued
   and outstanding at September 30, 1998 and
   5,855,802 at March 31, 1998                           6,770            5,856
  Additional paid-in-capital                         7,148,179        4,617,015
  Retained earnings                                    538,230          392,373
                                                   -----------      -----------
      Total shareholders' equity                     7,693,179        5,015,244
                                                   -----------      -----------

      Total liabilities and shareholders' equity   $14,575,576      $15,448,663
                                                   ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES
          Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                         Three Months Ended        Six Months Ended
                                            September 30,            September 30,
                                       ----------------------   ----------------------
                                          1998         1997        1998        1997
                                          ----         ----        ----        ----
Revenues:
  Capitated fees                       $2,498,772  $   99,094   $5,230,208  $  238,070
  Repricing fees                        1,842,609     565,847    3,644,088   1,144,291
  Other fees                              155,075       4,995      352,045      10,585
                                       ----------  ----------   ----------  ----------
                                        4,496,456     669,936    9,226,341   1,392,946
                                       ----------  ----------   ----------  ----------
Operating expenses:
  Cost of services                        578,906     245,145    1,281,774     528,062
  Salaries and wages                    2,036,600     240,113    4,066,272     468,242
  General and administrative            1,439,378     144,904    2,830,847     301,942
  Depreciation and amortization           293,185      14,701      582,299      28,239
  Interest expense                         88,949          --      249,292          --
                                       ----------  ----------   ----------  ----------
                                        4,437,018     644,863    9,010,484   1,326,485
                                       ----------  ----------   ----------  ----------

Earnings before income taxes               59,438      25,073      215,857      66,461

Income tax                                 15,000          --       70,000      10,000
                                       ----------  ----------   ----------  ----------

      Net earnings                         44,438      25,073      145,857      56,461

Retained earnings at beginning of
  period                                  493,792     119,656      392,373      88,268
                                       ----------  ----------   ----------  ----------

Retained earnings at end of period        538,230     144,729      538,230     144,729
                                       ==========  ==========   ==========  ==========

Earnings per share-Basic and Diluted   $     0.01  $     0.01   $     0.02  $     0.01
                                       ==========  ==========   ==========  ==========

Weighted average shares outstanding-
  Basic and Diluted                     6,230,772   5,473,302    6,126,661   5,473,302
                                       ==========  ==========   ==========  ==========
Proforma adjusted earnings per share
  for anticipated reverse stock split  $     0.01  $     0.01   $     0.05  $     0.02
                                       ==========  ==========   ==========  ==========
Adjusted weighted average shares
  outstanding                           3,115,386   2,736,651    3,063,331   2,736,651
                                       ==========  ==========   ==========  ==========

See accompanying notes to unaudited consolidated financial statements.

                         Champion Financial Corporation
                     Consolidated Statements of Cash Flows

                                                  Six Months Ended September 30,
                                                  ------------------------------
                                                      1998             1997
                                                      ----             ----
Operating activities:
  Net earnings                                    $  145,857        $  56,461
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                      582,299           28,239
  Bad debt expense                                    90,000               --
  Stock-based employee compensation                   15,000
  Interest expense on debentures                      29,578               --
  Increase (decrease) in cash resulting from
   changes in operating assets and liabilities:
   Trade accounts receivable                          51,789          (49,864)
   Other current assets                              (21,946)          (2,346)
   Accounts payable                                   17,839         (101,577)
   Accrued expenses                                 (518,861)         (23,022)
   Deferred revenue                                       --          (58,909)
                                                  ----------        ---------
      Net cash provided by (used in)
        operating activities                         391,555         (151,018)
                                                  ----------        ---------
Investing activities:
  Purchases of equipment                            (289,051)         (29,321)
  Proceeds from the sale of equipment                  5,113               --
  Preaquisition cost                                      --          (18,516)
  Investment in healthcare technology company             --         (309,626)
                                                  ----------        ---------
      Net cash provided by (used in)
        investing activities                        (283,938)        (357,463)
                                                  ----------        ---------
Financing activities:
  Increase in other assets                           (99,733)              --
  Payments on long term debt                        (200,000)              --
  Net proceeds(payments) from line of credit         150,000          (24,340)
                                                  ----------        ---------
      Net cash provided by (used in)
        financing activities                        (149,733)         (24,340)
                                                  ----------        ---------

Net decrease in cash and cash equivalents            (42,116)        (532,821)

Cash and cash equivalents at beginning of year    $  199,466        $ 896,096
                                                  ----------        ---------

Cash and cash equivalents at end of period        $  157,350        $ 363,275
                                                  ==========        =========
Supplemental schedule of noncash financing
activities:
  Settlement on convertible debenture              3,000,000
                                                  ==========
  Issuance of common stock                         2,532,078
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

    DESCRIPTION OF BUSINESS

    Champion Financial Corporation is a healthcare management company dedicated to controlling the cost, improving the quality and enhancing the delivery of healthcare services. The Company also provides related products and services designed to reduce healthcare costs. The Company markets and provides programs and services to insurance companies, self-insured businesses for their medical plans and third parties that administer employee medical plans. These programs and services assist clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims.

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

(2) PROPERTY AND EQUIPMENT

    A summary of property and equipment by major classification at September 30, 1998 follows:

       Furniture and fixtures                        $  905,908
       Computer software                                602,077
       Equipment                                      1,916,461
                                                     ----------
                                                      3,424,446
       Accumulated depreciation                        (638,473)
                                                     ----------
                                                     $2,785,973
                                                     ==========

                         CHAMPION FINANCIAL CORPORATION
                                AND SUBSIDIARIES
         Notes to Unaudited Consolidated Financial Statements, Continued


(3) DEBT

    The Company maintains a $1,500,000 line of credit with Harris Trust and Savings Bank. The line of credit bears interest at prime (8.5% at September 30, 1998). The line is collateralized by substantially all the assets of the Company. There were $450,000 in borrowings against this line of credit at September 30, 1998.

    In connection with the acquisition of HealthStar, the Company issued $4,000,000 Series A 8% Senior Subordinated Convertible Redeemable debentures. On August 31, 1998, $3,000,000 of the debentures were converted into 800,000 shares of common stock and $1,000,000 of the debentures were converted into a promissory note.


    Debt consists of the following at September 30, 1998:

       8% Convertible Promissory Note due March 31, 1999               1,000,000

       Note payable to Harris Trust and Savings Bank due on
         December 14, 2000, with quarterly principal payments
         ranging from $100,000 - $150,000 plus interest on the
         unpaid balance at prime (8.5% at September 30, 1998),
         secured by substantially all the assets of the Company        2,300,000

       Unsecured note payable to an individual, interest payable
         monthly at 8%, due December 15, 1998                            200,000
                                                                      ----------
                                                                       3,500,000
       Less current maturities                                           675,000
                                                                      ----------
                                                                      $2,825,000
                                                                      ==========
(4) ACCRUED EXPENSES

    A summary of accrued expenses at September 30, 1998 follows:

       Salaries and benefits                                          $  758,603
       Professional fees                                                 296,593
       Income taxes                                                       44,735
       Transaction and restructuring costs                                41,596
       Other                                                             609,290
                                                                      ----------
                                                                      $1,750,817
                                                                      ==========
(5) REVERSE STOCK SPLIT

    On October 8, 1998, at the annual shareholders meeting of the Company, the shareholders approved a 1for 2 reverse stock split of the Company's outstanding common stock to be effective on November 16, 1998. The effect of the reverse stock split is reflected in proforma earnings per share.

ITEM2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
       OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the quarter ended September 30, 1998 and the year ended March 31, 1998 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1998.

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

RESULTS OF OPERATIONS

     When comparing the Company's financial results for the three and six months ended September 30, 1998 to the three and six months ended September 30, 1997, it is important to note that the majority of the increase in the level of revenues and expenses is due primarily to the Company's acquisition of HealthStar, Inc., which was completed on December 15, 1997.

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

     Total revenue increased $3,826,520 to $4,496,456 for the three months ended September 30, 1998 compared to $669,936 for the three months ended September 30,1997, an increase of 571%. Total revenue for the six months ended September 30, 1998 increased $7,833,395 or 562% to $9,226,341, compared to $1,392,946 for the six months ended September 30, 1997. The increase was a result of operations from the newly acquired subsidiary HealthStar, Inc. Revenues for the Company's NHBC division were unchanged from prior year's levels.

OPERATING EXPENSES

     Cost of services includes the cost of outsourcing the case management and utilization review functions, commissions paid to outside brokers, fees paid to other regional PPO networks for access to providers not contracted directly with the Company and other products and services provided by outside vendors. Cost of services increased $333,761 to $578,906 for the three months ended September 30, 1998 from $245,145 in 1997. Cost of services for the six months ended September 30, 1998 increased $753,712 to $1,281,774 compared to $528,062 for the six months ended September 30, 1997. The entire increase is attributable to HealthStar and is primarily related to the cost of outsourcing the case management and utilization review functions. As a percentage of revenue, cost of services for the six months ended September 30, 1998 decreased from 38% in 1997 to 14% in 1998. This margin improvement is a result of the fact that HealthStar contracts directly with healthcare providers which limits the fees paid to access other PPO networks.

     Salaries and wages includes all employee compensation including payroll taxes, health insurance and other employee benefits. Also included are commissions paid to in-house sales and marketing personnel. For the quarter ended September 30, 1998, salaries and wages were $2,036,600 compared to $240,113 for the quarter ended September 30, 1997, an increase of $1,796,487. For the six months ended September 30, 1998 salaries and wages increased
$3,598,030  to  $4,066,272  from  $468,242.  Approximately  $1.7 million of this increase is due to the addition of HealthStar for the three months ended September 30, 1998 and $3.4 million of the increase for the six months ended September 30, 1998.

     General and administrative expenses include all other operating expenses such as telephone charges, office supplies, postage, travel and entertainment, professional fees, insurance, rent and utilities. For the quarter ended September 30, 1998, general and administrative expenses were $1,439,378 compared to $144,904 for the quarter ended September 30, 1997. General and administrative expenses for the six months ended September 30, 1998 were $2,830,847 compared with $301,942 for the six months ended September 30, 1997. The majority of this increase is due to the addition of HealthStar and legal expenses incurred by the Company for the lawsuit filed in March 1998 against the holders of the convertible debentures.

     For the three months ended September 30, 1998, depreciation and amortization increased $278,484 to $293,185 from $14,701 for the three months ended September 30, 1997. For the six months ended September 30, 1998, depreciation and amortization was $582,299 compared with $28,239 for the six months ended September 30, 1997, an increase of $554,060. This significant increase is due to goodwill created as a result of the HealthStar acquisition. Goodwill of approximately $9,000,000 is being amortized over 20 years.

     For the quarter ended September 30, 1998, the Company incurred interest expense of $88,949. The Company's interest expense for the six months ended September 30, 1998 was $249,292. Interest expense relates to the indebtedness incurred as a result of the HealthStar acquisition. The interest rate on the Company's term loan and line of credit was 8.5% at September 30, 1998. The interest rate on the convertible promissory note is 8.0%, and the interest rate on the seller note payable is 8.0%.

     Net earnings for the three months ended September 30, 1998 increased $19,365 or 77% to $44,438 from $25,073 in the quarter ended September 30, 1997. For the six months ended September 30, 1998, net earnings increased $89,396 to $145,857 or 158%, compared to $56,461 for the six months ended September 30, 1997.

YEAR 2000

     The Company has started reviewing, modifying, and testing its computer applications to ensure their functionality with respect to the Year 2000 changes. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year. The Company is also dependent on its contracting medical providers and payer clients to successfully address their respective Year 2000 technology issues in connection with their claims processing functions. The Company has not determined whether such providers or clients face Year 2000 problems that if not resolved, may have a material adverse affect on the Company's business or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has  historically  funded its working capital  requirements and
capital  expenditures   primarily  from  cash  flow  generated  from  operations
supplemented by borrowings under the Company's line of credit.

     The Company had approximately $157,350 in cash and cash equivalents at September 30, 1998.

     In connection with the acquisition of HealthStar, the Company issued $4,000,000 Series A 8% Senior Subordinated Convertible Redeemable debentures. The entire proceeds of the issuance and the debentures were utilized in the acquisition. Beginning on January 17, 1998, the debentures were convertible into common shares of the Company's stock based upon a formula related to the market price of the stock. Due to certain matters and litigation related to assertions made by the debenture holders, the Company entered into a settlement agreement. Under the terms of that agreement, on August 31, 1998, $3,000,000 of the debentures were converted into 800,000 shares of common stock and $1,000,000 of the debentures were converted into a promissory note with the same terms as the original debentures. The net effect of the settlement was essentially the same as under the original terms of the debentures. The Company has the option to make principal payments on the debenture as part of the settlement agreement with the debenture holders. If principal payments are not made by the Company, the settlement agreement reverts back to the conversion terms of the original debenture agreement.

     Also in connection with the acquisition of HealthStar, the Company secured a $1,500,000 line of credit with Harris Trust and Savings Bank. The line of credit bears interest at the Prime rate (8.5% at September 30, 1998) and is secured by substantially all of the assets of Champion and its subsidiaries. At September 30, 1998, the Company had borrowed $450,000 on the line of credit, and due to a bank covenant restriction had approximately $500,000 of additional availability.

     Although there can be no assurances, management of the Company anticipates growth and expansion to continue to accelerate through fiscal year 1999 with the acquisition of complementary businesses or business lines, management personnel and infrastructure additions. The Company believes additional sources of cash flow may be required in conjunction with any such acquisition activity. There can be no assurance that the Company may be able to obtain such funds on terms acceptable to the Company. Management currently believes that cash on hand, amounts available under the revolving line of credit and cash generated from future operations will be sufficient to fund the Company's operations and anticipated expansion plans.

LEGAL PROCEEDINGS

     On August 31,  1998,  the Company  settled and  resolved  its  disputes and misunderstandings with Thomson Kernaghan & Co., Ltd., and Bronia Gmbh (collectively referred to as "Thomson"). The Company dismissed Thomson from the lawsuit filed by the Company against Thomson in Federal District Court in Arizona, and Thomson has dismissed its arbitration proceeding commenced against the Company in New York.

     From  time to  time,  the  Company  is  named  as a  defendant  in  routine litigation incidental to its business. Based on the information currently available, the Company believes that none of such current proceedings, individually or in the aggregate, will have a material adverse effect on the Company.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The 1998 Annual Meeting of Stockholders of the Company was held on Thursday, October 8, 1998.

     (b) Not applicable, pursuant to Instruction 3 to Item 4 of this Form 10-QSB.

     (c) A description of the matters voted upon at the meeting along with an indication of the results of the votes on such matters are set forth below:

          1.   To adopt the 1998 Stock Option  Plan:  For:  3,807,333;  Against:
               1,120,090; Abstentions: 6,706.

          2.   To adopt the 1998 Employee Stock Purchase Plan:  For:  3,434,211;
               Against: 1,479,462; Abstention: 20,456.

          3. To approve a reverse stock split of the Company's outstanding common stock: For: 4,753,904; Against: 1,685,795; Abstention:
               6,264.

          4.   To  approve  the  reincorporation  of the  Company  from  Utah to
               Delaware: For: 4,870,250; Against: 58,805; Abstention: 6,526.

          5. To ratify KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1999: For:
               6,394,467; Against: 32,290; Abstentions: 20,766.

     (d)  Not applicable.

                         CHAMPION FINANCIAL CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Champion Financial Corporation

DATE: November 12, 1998                      BY: /s/ STEPHEN J. CARDER
                                                --------------------------------
                                                     STEPHEN J. CARDER
                                                     PRESIDENT
                                                     CHIEF EXECUTIVE OFFICER
                                                     AND PRINCIPAL EXECUTIVE AND
                                                     FINANCIAL OFFICER