Form 10QSB
period 1998-12-31
HEALTHSTAR CORP /UT/
filed 1999-02-12
CIK 877050

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

         For the transition period from _____________ to _____________
                         Commission file number 0-19499

                                 HEALTHSTAR CORP
                    (Exact name of small business issuer as
                            specified in its charter)

             DELAWARE                                            91-1934592
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

                         8745 West Higgins, Suite 300,
                            CHICAGO, ILLINOIS 60631
                    (Address of principal executive offices)

                                 (773) 693-7827
                           (ISSUER'S TELEPHONE NUMBER)

Champion Financial Corporation 9495 E. San Salvador Dr. Scottdale, Arizona 85258
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

 Common stock, $0.001 par value, 3,385,089 outstanding as of February 10, 1999

                                HealthStar Corp.
                                      Index

Part I: Financial Information

     Item 1. Financial Statements

          Consolidated Balance Sheets as of December 31, 1998 and
          March 31, 1998 ......................................................3

          Consolidated Statements of Operations for the Three Months
          and Nine Months Ended December 31, 1998 and 1997 ....................4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended December 31, 1998 and 1997 ....................................5

          Notes to Unaudited Consolidated Financial Statements ................6

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ................................10

Part II: Other Information

     Exhibits - None

     Signatures ..............................................................14

                       HEALTHSTAR CORP. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                       December 31,
                                                          1998         March 31,
                                                       (UNAUDITED)       1998
                                                       -----------   -----------
                                     Assets
Current assets:
  Cash and cash equivalents                           $    23,875   $   199,466
  Trade accounts receivable, less allowance
    for doubtful accounts of $103,580 and
    $250,000, respectively                              2,431,543     2,512,446
  Other current assets                                    101,956        69,126
                                                      -----------   -----------
          Total current assets                          2,557,374     2,781,038

Property and equipment, net                             2,620,906     2,851,957
Investment in healthcare technology company               309,626       309,626
Intangibles, net of accumulated amortization
  of $494,596 and $146,030, respectively                8,657,899     9,006,465
Other assets, at cost                                      83,477       499,577
                                                      -----------   -----------
          Total assets                                $14,229,282   $15,448,663
                                                      ===========   ===========
                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                    $   883,000   $ 1,163,741
  Accrued expenses                                      1,449,540     2,269,678
  Current portion of long-term debt                       500,000       400,000
  Note payable                                            200,000       200,000
                                                      -----------   -----------
      Total current liabilities                         3,032,540     4,033,419

Line of credit                                            850,000       300,000
Long-term debt                                          2,700,000     6,100,000
                                                      -----------   -----------
      Total liabilities                                 6,582,540    10,433,419
                                                      -----------   -----------
Shareholders' equity:
   Common stock, $.001 par value 15,000,000
     shares authorized, 3,385,089 shares
     issued and outstanding at December 31, 1998
     and 2,927,901 at March 31, 1998                        3,385         2,928
   Additional paid-in-capital                           7,151,564     4,619,943
   Retained earnings                                      491,793       392,373
                                                      -----------   -----------
      Total shareholders' equity                        7,646,742     5,015,244

                                                      -----------   -----------
      Total liabilities and shareholders' equity      $14,229,282   $15,448,663
                                                      ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                       HEALTHSTAR CORP. AND SUBSIDIARIES
          Consolidated Statements of Operations and Retained Earnings
                                  (Unaudited)

                                          Three Months Ended      Nine Months Ended
                                              December 31,           December 31,
                                      ----------------------   -----------------------
                                          1998         1997        1998        1997
                                      ----------  ----------   -----------  ----------
Revenues:
   Capitated fees                     $2,406,647  $  109,735   $ 7,636,855  $  347,805
   Repricing fees                      1,835,766     588,258     5,479,854   1,732,549
   Other fees                            125,266       1,600       477,311      12,185
                                      ----------  ----------   -----------  ----------
                                       4,367,679     699,593    13,594,020   2,092,539
                                      ----------  ----------   -----------  ----------
Operating expenses:
   Cost of services                      589,578     268,465     1,871,352     796,527
   Salaries and wages                  2,162,510     277,204     6,228,782     745,446
   General and administrative          1,274,212     230,488     4,105,059     532,430
   Depreciation and amortization         305,497      27,452       887,796      55,691
   Interest expense                       83,901          --       333,193          --
                                      ----------  ----------   -----------  ----------
                                       4,415,698     803,609    13,426,182   2,130,094
                                      ----------  ----------   -----------  ----------

Earnings (loss) before income taxes      (48,019)   (104,016)      167,838     (37,555)

Income tax (benefit)                      (1,582)    (10,000)       68,418          --
                                      ----------  ----------   -----------  ----------

        Net earnings (loss)              (46,437)    (94,016)       99,420     (37,555)

Retained earnings at beginning
 of period                               538,230     144,729       392,373      88,268
                                      ----------  ----------   -----------  ----------

Retained earnings at end of period    $  491,793  $   50,713   $   491,793  $   50,713
                                      ==========  ==========   ===========  ==========
Earnings (loss) per share-
 Basic and Diluted                    $    (0.01) $    (0.03)  $      0.03  $    (0.01)
                                      ==========  ==========   ===========  ==========
Weighted average shares outstanding-
 Basic and Diluted                     3,385,089   2,769,912     3,159,979   2,747,778
                                      ==========  ==========   ===========  ==========

See accompanying notes to unaudited consolidated financial statements.

                       HEALTHSTAR CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                  Nine Months Ended December 31,
                                                  ------------------------------
                                                      1998             1997
                                                  -----------      -----------
Operating activities:
 Net earnings (loss)                              $    99,420      $   (37,555)
 Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                        887,796           55,691
 Bad debt expense                                     183,000
 Stock-based employee compensation                     15,000
 Interest expense on debentures                        29,578               --
 Increase (decrease) in cash resulting from
  changes in operating assets and liabilities:
  Trade accounts receivable                          (102,097)          11,326
  Other current assets                                (32,830)         (11,715)
  Accounts payable                                   (222,118)        (104,536)
  Accrued expenses                                   (820,139)         695,231
  Deferred revenue                                         --          (58,909)
                                                  -----------      -----------
    Net cash provided by operating activities          37,610          549,533
                                                  -----------      -----------
Investing activities:
 Purchases of equipment                              (371,915)         (49,684)
 Proceeds from the sale of equipment                    5,113             --
 Cash purchase cost not yet allocated                      --       (6,965,904)
 Investment in healthcare technology company               --         (309,626)
                                                  -----------      -----------
    Net cash used in investing activities            (366,802)      (7,325,214)
                                                  -----------      -----------
Financing activities:
 Increase in other assets                             (96,399)              --
 Net proceeds (payments) from long term debt         (300,000)       6,086,146
 Net proceeds from line of credit                     550,000               --
                                                  -----------      -----------
     Net cash provided by financing activities        153,601        6,086,146
                                                  -----------      -----------

Net decrease in cash and cash equivalents            (175,591)        (689,535)

Cash and cash equivalents at beginning of year        199,466          896,096
                                                  -----------      -----------

Cash and cash equivalents at end of period        $    23,875      $   206,561
                                                  ===========      ===========
Supplemental schedule of noncash financing
 activities:
  Settlement on convertible debenture             $ 3,000,000
                                                  ===========
  Issuance of common stock                        $ 2,532,078
                                                  ===========

See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION

       Effective November 16, 1998, Champion Financial Corporation (Champion), a Utah corporation, reincorporated in the State of Delaware. At the same time, Champion merged all of its assets into its newly formed Delaware subsidiary, HealthStar Corp. The effectiveness of this reincorporation has caused HealthStar Corp. to continue to operate Champion's business while Champion has ceased to exist.

       The accompanying unaudited consolidated financial statements of HealthStar Corp. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated Balance Sheet as of March 31, 1998 was derived from audited consolidated financial statements as of that date but does not include all the information and footnotes required by generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report Form 10-KSB, for the year ended March 31, 1998.

       DESCRIPTION OF BUSINESS

       HealthStar Corp. is a healthcare management company dedicated to controlling the cost, improving the quality and enhancing the delivery of healthcare services. The Company also provides related products and services designed to reduce healthcare costs. The Company markets and provides programs and services to insurance companies, self-insured businesses for their medical plans and third parties that administer employee medical plans. These programs and services assist clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims.

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

                        HEALTHSTAR CORP. AND SUBSIDIARIES

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

                        HEALTHSTAR CORP. AND SUBSIDIARIES

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

       IMPAIRMENT OF LONG-LIVED ASSETS

       Management reviews the possible impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

       RECLASSIFICATIONS

       Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

(2)    DEBT

       The Company maintains a $1,500,000 line of credit with Harris Trust and Savings Bank. The line of credit bears interest at prime (7.75% at December 31, 1998). The line is collateralized by substantially all the assets of the Company. There was $850,000 in borrowings against this line of credit at December 31, 1998.

       In connection with the acquisition of HealthStar Inc., the Company issued $4,000,000 Series A 8% Senior Subordinated Convertible Redeemable debentures. On August 31, 1998, $3,000,000 of the debentures were converted into 800,000 shares of common stock and $1,000,000 of the debentures were converted into a promissory note. At the present time, management does not intend to use working capital to redeem the promissory note.

       Debt consists of the following at December 31, 1998:

         8% Convertible Promissory Note                            1,000,000


         Note payable to Harris Trust and Savings Bank due
            on December 14, 2000, with quarterly principal
            payments ranging from $100,000 - $150,000 plus
            interest on the unpaid balance at prime (7.75%
            at December 31, 1998), secured by substantially
            all the assets of the Company                          2,200,000

         Unsecured note payable to an individual, interest
            payable monthly at 8%, due currently                     200,000
                                                                  ----------
                                                                   3,400,000
         Less current maturities                                     700,000
                                                                  ----------
                                                                  $2,700,000
                                                                  ==========
(3)    REVERSE STOCK SPLIT

       On November 16, 1998, the Company effected a 1for 2 reverse stock split of the Company's outstanding common stock. The effect of the reverse stock split is reflected in earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations should be read in conjunction with the financial statements and footnotes for the quarter ended December 31, 1998 and the year ended March 31, 1998 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1998.

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

RESULTS OF OPERATIONS

         When comparing the Company's financial results for the three and nine months ended December 31, 1998 to the three and nine months ended December 31, 1997, it is important to note that the majority of the increase in the level of revenues and expenses is due primarily to the Company's acquisition of HealthStar, Inc., which was completed on December 15, 1997.

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

         Total revenue increased $3,668,086 to $4,367,679 for the three months ended December 31, 1998 compared to $699,593 for the three months ended December 31,1997, an increase of 524%. Total revenue for the nine months ended December 31, 1998 increased $11,501,481 or 550% to $13,594,020, compared to $2,092,539 for the nine months ended December 31, 1997. The increase

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

REVENUE (CONT'D)

was a result of operations from the newly acquired subsidiary HealthStar, Inc. Revenues for the Company's National Health Benefits and Casualty (NHBC) division remained consistent with prior year's levels.

OPERATING EXPENSES

         Cost of services includes the cost of outsourcing the case management and utilization review functions, commissions paid to outside brokers, fees paid to other regional PPO networks for access to providers not contracted directly with the Company and other products and services provided by outside vendors. Cost of services increased $321,113 to $589,578 for the three months ended December 31, 1998 from $268,465 in 1997. Cost of services for the nine months ended December 31, 1998 increased $1,074,825 to $1,871,352 compared to $796,527 for the nine months ended December 31, 1997. The entire increase is attributable to HealthStar Inc. and is primarily related to the cost of outsourcing the case management and utilization review functions. As a percentage of revenue, cost of services for the nine months ended December 31, 1998 decreased from 38% in 1997 to 14% in 1998. This margin improvement is a result of the fact that HealthStar Inc. contracts directly with healthcare providers which limits the fees paid to access other PPO networks.

         Salaries and wages includes all employee compensation including payroll taxes, health insurance and other employee benefits. Also included are commissions paid to in-house sales and marketing personnel. For the quarter ended December 31, 1998, salaries and wages were $2,162,510 compared to $277,204 for the quarter ended December 31, 1997, an increase of $1,885,306. For the nine months ended December 31, 1998, salaries and wages increased $5,483,336 to $6,228,782 from $745,446. Approximately $1.9 million of this increase is due to the addition of HealthStar Inc. for the three months ended December 31, 1998 and $5.3 million of the increase for the nine months ended December 31, 1998.

         General  and  administrative   expenses  include  all  other  operating
expenses such as telephone charges, office supplies, postage, travel and entertainment, professional fees, insurance, rent and utilities. For the quarter ended December 31, 1998, general and administrative expenses were $1,274,212 compared to $230,488 for the quarter ended December 31, 1997. General and administrative expenses for the nine months ended December 31, 1998 were $4,105,059 compared with $532,430 for the nine months ended December 31, 1997. The majority of this increase is due to the addition of HealthStar Inc. and legal expenses incurred by the Company for the lawsuit filed in March 1998 against the holders of the convertible debentures.

         For the three months ended December 31, 1998, depreciation and amortization increased $278,045 to $305,497 from $27,452 for the three months ended December 31, 1997. For the nine months ended December 31, 1998, depreciation and amortization was $887,796 compared with $55,691 for the nine months ended December 31, 1997, an increase of $832,105. This significant increase is due to goodwill created as a result of the HealthStar acquisition. Goodwill of approximately $9,000,000 is being amortized over 20 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

OPERATING EXPENSES (CONT'D)

         For the quarter ended December 31, 1998, the Company incurred interest expense of $83,901. The Company's interest expense for the nine months ended December 31, 1998 was $333,193. Interest expense relates to the indebtedness incurred as a result of the HealthStar acquisition. The interest rate on the Company's term loan and line of credit was 7.75% at December 31, 1998. The interest rate on the convertible promissory note is 8.0%, and the interest rate on the seller note payable is 8.0%.

         Net loss for the three months ended December 31, 1998 decreased $47,579 or 51% to $46,437 from $94,016 in the quarter ended December 31, 1997. For the nine months ended December 31, 1998, net earnings increased $136,975 to $99,420 or 365%, compared to a net loss of $37,555 for the nine months ended December 30, 1997.

YEAR 2000

         The Year 2000 concern, which is common to most companies, concerns the inability of information and non-information systems, primarily computer software programs, to properly recognize and process date sensitive information as the Year 2000 approaches. The Company is reviewing, modifying, and testing its computer applications to ensure their functionality with respect to the Year 2000 changes. At present, the Company does not anticipate that material incremental costs will be incurred. The Company is also dependent on its contracting medical providers and payer clients to successfully address their respective Year 2000 technology issues in connection with their claims processing functions. The Company has not determined whether such providers or clients face Year 2000 problems that if not resolved, may have a material adverse affect on the Company's business or results of operations.

         The Company does not anticipate any disruption in its operations or financial reporting as a result of system upgrades or system integrations. However, there can be no assurance that such disruption will not occur or that the desired benefits from the Year 2000 compliance of the Company's information and non-information systems will be attained. In the event that the desired results are not obtained, the Company's contingency plans call for isolation of the failing component and taking the appropriate corrective action, which may include modification or replacement of the faulty hardware, software or non-information system.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital requirements and capital expenditures primarily from cash flow generated from operations supplemented by borrowings under the Company's line of credit. For the nine months ended December 31, 1998, cash flow provided by operations was $37,610 compared to $549,533 for the nine months ended December 31, 1997. At December 31, 1998, the Company had a working capital deficiency of $475,166, an increase of $777,215 from its working capital deficiency of $1,252,381 at March 31, 1998.

         The Company had $23,875 in cash and cash equivalents at December 31, 1998.

         In connection with the acquisition of HealthStar Inc., the Company issued $4,000,000 Series A 8% Senior Subordinated Convertible Redeemable debentures. The entire proceeds of the issuance and the debentures were utilized in the acquisition. Beginning on January 17, 1998, the debentures were convertible into common shares of the Company's stock based upon a formula related to the market price of the stock. Due to certain matters and litigation related to assertions made by the debenture holders, the Company entered into a settlement agreement. Under the terms of that agreement, on August 31, 1998, $3,000,000 of the debentures were converted into 800,000 shares of common stock and $1,000,000 of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

debentures were converted into a promissory note with the same terms as the original debentures. The net effect of the settlement was essentially the same as under the original terms of the debentures. The Company has the option to make principal payments on the promissory note as part of the settlement agreement with the debenture holders. If the company does not make principal payments, the settlement agreement reverts back to the conversion terms of the original debenture agreement. At the present time, management does not intend to use working capital to redeem the promissory note.

         Also in connection with the acquisition of HealthStar Inc., the Company secured a $1,500,000 line of credit with Harris Trust and Savings Bank. The line of credit bears interest at the Prime rate (7.75% at December 31, 1998) and is secured by substantially all of the assets of HealthStar Corp. and its subsidiaries. At December 31, 1998, the Company had borrowed $850,000 on the line of credit, and due to a bank covenant restriction had approximately $100,000 of additional availability.

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

                                HealthStar Corp.

DATE: February 10, 1999      BY:/s/ Denise E. Nedza

                                 DENISE E. NEDZA
                             CHIEF FINANCIAL OFFICER
                       (PRINCIPAL FINANCIAL AND ACCOUNTING
                                    OFFICER)