Form 10KSB
period 1999-03-31
HEALTHSTAR CORP /UT/
filed 1999-06-29
CIK 877050

Securities and Exchange Commission
                             Washington, D. C. 20549
                                   ----------
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 1999.

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

                         Commission file number 0-19499


                                HEALTHSTAR CORP.
              ----------------------------------------------------
              (Name of Small Business as specified in its Charter)

           DELAWARE                                              91-1934592
-------------------------------                              ------------------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

8745 West Higgins Road, Suite 300, Chicago, Illinois                    60631
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                    Issuer's telephone number: (773) 693-7827


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

         Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year were $16,915,292

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low closing sales prices of such stock as of June 22, 1999 was $21,317,543. As of such date, 3,819,872 shares of the Registrant's Common Stock were outstanding.

         Transitional Small Business Disclosure Format: (Check One):
Yes [ ]   No [X]

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         HealthStar Corp. ("Company") is a healthcare management company dedicated to controlling the costs, improving the quality and enhancing the delivery of healthcare services. The Company provides related products and services designed to reduce healthcare costs. The Company markets and provides programs and services to insurance companies, self-insured businesses for their medical plans, health and welfare funds and third parties who administer employee medical plans. These programs and services assist the Company's clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims.

         The Company provides a wide array of medical cost containment services such as implementing and coordinating case management procedures, managing and reviewing the utilization of healthcare services, providing independent medical examinations and intervention in the early stages of medical care for the injured party, and comprehensive bill review, claims processing and medical repricing services. Through its wholly-owned subsidiaries, HealthStar, Inc., an Illinois Corporation, ("HealthStar"), and National Health Benefits & Casualty Corporation, a Nevada corporation ("NHBC"), the Company provides access to, and operates, one of the largest independent preferred provider organizations ("PPO") of healthcare professionals and facilities in the United States.

         The Company seeks to expand its presence as a national provider of medical management services in the United States. To achieve this goal, the Company's strategy is to (i) expand its network of providers to geographic areas currently not covered by provider contracts, (ii) expand its range of services,
(iii) enhance its opportunities for growth through strategic acquisitions and partnerships, and (iv) focus on creating a stronger market presence in the workers' compensation and automobile accident injury claim markets.

DEVELOPMENT OF BUSINESS

         The Company is a Delaware corporation incorporated on November 16, 1998. Its predecessor company was a Utah corporation organized in February, 1981 as "Bersham Energy & Minerals, Inc." In 1984, the Company changed its name to "Champion Energy Corporation" and in 1989, changed its name to "Champion Financial Corporation" ("Champion"). Prior to 1997, Champion was primarily an inactive corporation which most recently had been engaged in the business of distributing synthetic polymers and other polymers in the United States.

         In January 1997, Champion acquired all of the issued and outstanding stock of NHBC in a business combination accounted for as a reverse acquisition. NHBC was incorporated in Nevada in July 1996 to serve as the parent corporation of National Property Casualty Corporation ("NPCC"). NPCC has been in business since 1994 providing management of group healthcare services, workers' compensation claims and automobile accident medical claims for property and casualty insurers, third-party administrators, and self-insured employers. NHBC also provided a POS vision program until it was sold in June 1999.

         In December 1997, Champion acquired HealthStar, based in Chicago, Illinois. HealthStar is a diversified healthcare services company with over 14 years experience in the formulation and management of PPO networks. HealthStar employs approximately 200 people and operates managed care networks in the Midwest, Southeast and Southwest regions covering 39 states and approximately 900,000 lives.

         In November 1998, Champion became a Delaware corporation and changed its name to "HealthStar Corp." The reincorporation in Delaware was accomplished when Champion merged all of its assets into its newly formed Delaware subsidiary, HealthStar Corp. As a result of this reincorporation merger, HealthStar Corp. operates Champion's business while Champion has ceased to exist.

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

         Managed healthcare encompasses various arrangements among healthcare providers, payors, and enrollees that apply direction of patients, case management, utilization review, utilization of authorization systems, and allocation of risks and rewards to increase the efficiency of delivery of healthcare services. Managed care delivery systems may include coalitions of independent medical practices, alliances between hospitals and individual medical practices or physician networks, PPOs, point of service plans and health maintenance organizations ("HMOs"). Managed care health plans create economic incentives designed to encourage patients to seek care from a distinct panel of providers and for providers to monitor enrollees, eliminate inefficiencies, and reduce unnecessary utilization of services while maintaining and improving the quality of patient care.

         The managed care industry has expanded beyond traditional organizations providing cost containment services to group health insurance companies and self-funded employers to include workers' compensation coverages and automobile accident medical claims.

         Group health insurance benefits may be provided through various channels. One source is the traditional insurance company that charges premiums and bears the underwriting risk. Another source is union health and welfare trust funds in which a certain amount of union dues are placed in a trust fund and administered by trustees in accordance with the Taft-Hartley Act. Group health benefits may also be provided by an employer that is self-insured. In these instances, the employer usually contracts with a Third Party Administrator ("TPA") to administer the health plan. Most states have significant legislation related to group health insurance and HMOs. This legislation governs the financial incentives that an insurance company may give insureds. Some state insurance departments also regulate the services that can or must be covered by the insurance company. In addition, the payment of health claims is regulated. In most states, HMOs are highly regulated. PPOs, on the other hand, are usually not subject to the same degree of regulation. In some states, there is little or no regulation of PPOs, while in other states, PPOs are registered with the state but not subject to licensure. Self-insured plans are subject to the federal Employee Retirement Income Security Act of 1934(ERISA). The union health and welfare funds are subject to the provisions of the Taft-Hartley Act.

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

THE COMPANY'S PROGRAMS AND SERVICES

         The Company assists its customers in managing the increasing medical costs of group health plans, workers' compensation claims and automobile related injury claims through managed care techniques by providing access to a PPO network, as well as a variety of cost containment services such as utilization review, case management, bill review, claims processing and medical repricing. In addition, the Company provides bill negotiation for clients on medical claims from health care providers who do not participate in the Company's PPO networks.

         The Company has contracts with over 250 insurance companies, third party administrators, health and welfare funds and self-insured employers of all sizes in approximately 39 states. Three clients accounted for, in the aggregate, approximately 25% of the Company's revenue for the fiscal year ended March 31, 1999. No single client accounted for more than 9% of the Company's revenue in fiscal 1999.

PPO NETWORKS

         PPOs are typically groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employer groups. PPO networks offer the Company's clients a means of managing healthcare costs by reducing the per-unit price of medical services provided to clients, reviewing utilization and managing high cost cases. The Company's network is one of the largest independent networks of directly contracted hospitals available in the United States and includes acute care hospitals, out-patient facilities, physical rehabilitation services, ancillary services and a panel of primary care physicians and specialists. In addition to directly contracted providers, the Company provides its customers with access to a limited number of PPO networks organized by others which meet the Company's criteria for provider selection. The Company uses the following guidelines in determining a provider's eligibility for membership in the PPO: (a) geographic locations to meet the needs of payors; (b) demonstrated cost effectiveness; (c) range of service offered; (d) verification of provider's adequate professional liability insurance and all licenses and certifications as required by law and (e) risk profile including malpractice litigation history and licensure actions.

         The Company provides limited or full access to its PPO network depending upon the client's business practices and the level of savings for medical costs that the client is seeking. Some customers will access all the Company's PPO networks, while other customers will only contract with the Company for a very specific geographic region. Most customers access the Company's network of both hospitals and other healthcare providers including physicians. However, there are some customers who only access the Company's PPO hospitals. As of the end of the fiscal year, the Company had direct contracts with over 1,800 hospitals and 121,000 physicians. In addition, there were 5,200 other healthcare providers under contract, including ancillary providers, home health care agencies, pharmacies and outpatient facilities. Clients provide their subscribers with identification cards with the Company's logo and information. In addition, most clients provide their subscribers with a directory of network providers and financial incentives to seek care from the network providers.

         The Company contracts with most hospitals using a per diem methodology for inpatient services. Hospital outpatient services are currently contracted on a percentage discount from billed charges. This outpatient services billing methodology is being converted to a percentage of a hospital's inpatient per diem. Physicians and other providers are normally contracted on a percentage discount from billed charges based upon a fee schedule taking into account the provider's specialty and geographic location. Physician fee schedules are currently being converted to a derivative of the Medicare RESOURCE BASED RELATIVE VALUE SYSTEM ("RBRVS"). The Company's standard contract with a provider has an initial term of two years with automatic one-year renewal unless the contracting provider or the Company provides written notice of termination, typically 90 days prior to the renewal date.

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

         The Company also markets its Non-Par Claims program. In this program the Company negotiates a discount from medical providers who do not participate in the PPO networks being accessed by the customer, but who submitted a medical claim to a customer of the Company. Many of these non-participating providers are willing to give a one time discount on the submitted claim in exchange for timely payment of that claim. In exchange for the discount, the client must pay the claim in a timely manner, usually within two weeks. The Company receives a percentage of the savings as compensation for securing the discount.

         The Company has contracts with over 250 insurance companies, third party administrators, health and welfare funds and self-insured employers of all sizes in approximately 39 states. These clients provide their subscribers with identification cards, directories of the PPO network and in most cases, financial incentives to utilize the PPO network. In addition to the printed directory, each policyholder is given the opportunity to contact the Company on its toll free line when requesting a qualified provider in his or her own community. The Company also has a web site that allows subscribers to locate medical providers. With more than 1,800 hospitals and 121,000 physicians directly contracted in the network, the Company is striving to ensure that its providers are located in areas desired by its customers.

         The Company's compensation for network access is based on either a percentage of savings, or a fixed access fee based on the number of subscribers ("Capitation Fee"). The majority of the clients accessing the PPO networks pay the Company on the Capitation Fee basis. This fee varies based upon the scope of services contracted. Clients who have contracted with the Company for the Workers' Compensation network, the automobile casualty network and the Non-par Claims product all reimburse the Company on a percentage of savings basis. The fee is a percentage of the savings generated off of billed charges.

         Although the Company maintains its own PPO, it also contracts with other national and regional PPOs based on the needs and demographics of its clients. The PPO access fee paid by the Company to these contracted PPOs ranges from 8 to 20% of the savings. The Company's business plan is to continue to directly contract with healthcare providers whenever possible. As a result, these relationships with other national and regional PPOs have been and will continue to be terminated in accordance with their contract terms as the Company is able to secure sufficient contracts on a direct basis.

BILL REVIEW, CLAIMS PROCESSING AND MEDICAL REPRICING SERVICES

         The Company offers retrospective bill review, claims processing and medical repricing services for physician and hospital bills ("Bill Review"). Bill Review consists of an on-line computer-based information system which stores and accesses state-mandated fee schedules and licensed practitioner usual and customary charge information for the review of medical charges. The management of the Company believes that the Company's program is one of the most comprehensive bill review and medical repricing programs currently in use in the market.

         The Company's software systems monitor the bills by matching procedure codes with the prevailing medical diagnosis, making the necessary adjustments. Prior to the application of a PPO fee schedule, the Bill Review system screens each bill for more than 90 different unwarranted charges. After a review of the entire bill, the Bill Review system automatically makes the necessary corrections and adjustments. In addition, the Bill Review system reveals duplicate procedures, validates medical procedures and analyzes the relationship of diagnosis to procedures performed. As part of the contractual arrangements with the PPO network, clients are able to access certain PPO contracted rates that can result in costs below the state-mandated fee schedule, which may generate additional savings.

VISION PROGRAM

         Until June 1999, the Company operated a POS vision program. The Company's First American Vision Services ("FAVS") program is a POS vision program offering its members the opportunity to purchase eye wear substantially below retail prices, when purchased from an independently owned FAVS provider. In addition, members are entitled to an eye examination at a pre-established reduced fee. The program benefits are extended to the members and their immediate families, and there are no restrictions on the number of purchases.

         The Company maintains toll free telephone lines to assist members in accessing the nearest FAVS provider. FAVS providers consist primarily of Doctors of Optometry and to a lesser extent licensed opticians. As of March 31, 1999, there were approximately 4,650 vision care providers and 1 million members participating in the FAVS program. On June 7, 1999 the Company sold its FAVS program for cash consideration of $125,000.

SALES AND MARKETING

         The Company actively markets its services to group health insurance companies, automobile insurance companies, workers' compensation insurance companies, third-party administrators and self-insured employers through the Company's direct sales force of 15 full-time professionals. The Company creates interest and demand for its programs and services primarily through direct contact with potential customers and follow-up with marketing literature and information designed to specifically address the client's needs. The Company also participates in managed healthcare conventions and trade shows and advertises its services on a limited basis in trade journals and other print media, primarily to enhance name recognition and its reputation in the managed care cost containment industry.

COMPETITION

         The managed healthcare cost containment industry is highly fragmented, with a large number of competitors. The Company does not believe that any single company commands significant market share. Competition for customers is intense, and management of the Company believes the level of competition will continue to increase in the future. Most of the Company's competitors are national managed care providers, insurance companies, HMOs, and third-party administrators that have implemented their own managed care programs. Several large insurance companies for workers' compensation, health and automobile coverages have also implemented their own cost-containment programs through the carrier's own
personnel.   Many  of  the  Company's  current  and  potential  competitors  are significantly larger and have greater financial, technical, marketing, and management resources than the Company.

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

EMPLOYEES

         As of March 31, 1999, the Company had 167 full-time employees and 37 part-time employees, including its corporate officers. The vast majority of the employees, 150 full-time and 37 part-time, were employed by HealthStar, Inc. The remaining 17 employees were employed by the Company and NHBC. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

POSSIBLE LITIGATION AND LEGAL LIABILITY

         The Company contracts and markets medical care utilization management services and case management services that make recommendations concerning the appropriateness of providers' medical treatment plans of patients throughout the country, and it could share in potential liabilities for adverse medical consequences. The Company does not grant or deny claims for payment of benefits and the Company does not believe that it engages in the practice of medicine or the delivery of medical services. There can be no assurance however, that the Company will not be subject to claims or litigation related to the grant or denial of claims for payment of benefits or allegations that the Company engages in the practice of medicine or the delivery of medical services. In addition, there can be no assurance that the Company will not be subject to other litigation that may adversely affect the Company's business or results of operations. It is possible that the Company could be named as a party in any malpractice action which might be brought against a physician or hospital in the Company's PPO network. The Company does not have product liability insurance or insurance intended to protect against claims which might be asserted in any malpractice action. If the Company were found liable for any such claim, the cost of defending such claim as well as any judgment against the Company, could materially adversely affect the Company's financial condition, results of operations and future prospects.

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

YEAR 2000 MATTERS

         Many computer programs and equipment with embedded chips or processors use two rather than four digits to represent the year and may be unable to accurately process dates after December 31, 1999. This, as well as certain other date-related programming issues, may result in miscalculations or system failures which can disrupt the businesses which rely on them. The term "Year 2000 Issue" is used to refer to all difficulties the turn of the century may bring to computer users.

         The Company has determined that many of its internal computer programs and some items of its equipment are susceptible to potential Year 2000 system failures or processing errors. This assessment of internal systems is substantially complete and plans have been formulated to modify or replace the impacted programs or equipment. Remediation efforts are underway using both internal and external resources, with priority given to the systems whose failure might have a material impact on the Company. To date all required changes have been identified and made and testing of the changes is approximately 80% complete.

         The Company is also dependent on its contracted medical providers and payor clients to successfully address their respective Year 2000 technology issues in connection with their claims processing functions. An important part of the Year 2000 program involves working with those third parties to determine the extent to which the Company may be vulnerable to their failure to address their own Year 2000 issues. The Company is communicating with those third parties to ascertain whether their Year 2000 issues which might impact the Company are being addressed. Where practical and appropriate, the Company will try to verify the information or assurances they provide with testing, particularly with regard to mission critical relationships. At present, the Company has not been advised by any third party of any Year 2000 issue likely to materially interfere with the Company's business. However, not all third parties have been responsive to the Company's inquiries and there may be providers of significant services on which the Company relies, such as utilities, which are unwilling or unable to provide information concerning their Year 2000 readiness. To the extent that outside vendors do not provide satisfactory responses, the Company will consider changing to vendors who have demonstrated Year 2000 readiness. However, there are no assurances that the Company will be able to do so.

         The Company has begun to develop contingency plans to minimize any Year 2000 disruptions in the event that an internal or third party mission critical system does not function properly. The contingency plans call for isolation of the failing component and taking the appropriate corrective action, which may include modification or replacement of the faulty hardware, software or non-information system, manual processing of transactions, use of alternative service providers, relocation to temporary facilities, and other measures as deemed necessary. Once developed, these contingency plans will be continually refined as additional information becomes available.

         The consequences of an uncorrected Year 2000 issue could include business interruption, exposure to monetary claims by clients and others and loss of business goodwill. The likelihood of these events and the possible financial impact if they occur cannot be predicted.

         The Company is continuing to upgrade equipment to be Year 2000 compliant and total expenditures relating to the upgrade are expected to be approximately $20,000.

         The estimates and conclusions set forth above contain forward-looking statements and are based on management's best estimate of future events. Risks to completing the plan include the availability of resources, the Company's ability to discover and correct material Year 2000 issues, and other third parties on which the Company relies to bring their systems into Year 2000 compliance.

ITEM 2. PROPERTIES

         The Company leases approximately 24,000 square feet of office space in Chicago, Illinois; 3,300 square feet of office space in Atlanta, Georgia; 7,600 square feet of office space in Independence, Ohio; 6,300 square feet of office space in Dallas, Texas, of which approximately 2,900 square feet are being sublet; and approximately 6,700 square feet of office space in Scottsdale, Arizona. The Chicago, Illinois lease expires in the year 2006; the Atlanta, Georgia lease expires in the year 2003; and the Independence, Ohio and Dallas, Texas leases expire in May, 2000. The Scottsdale, Arizona lease expired on April 30, 1999. The Company is currently on a month to month lease in its current Scottsdale office until it can secure other space. This office space is adequate for the Company's current operations.

         As a result of the acquisition of HealthStar, the Company is still paying rent on a former HealthStar office in Jacksonville, Florida comprising approximately 2,900 square feet. This lease expires in 2001 and is currently being sublet at terms mirroring the original lease agreement. During 1999, the Company also paid rent on former HealthStar offices in Birmingham, Alabama, Indianapolis, Indiana, Louisville, Kentucky and Charlotte, North Carolina. These leases have since expired or been terminated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board market under the symbol "PPOS."

         The following table sets forth the approximate high and low closing sales prices per share as reported by the Over-The-Counter Bulletin Board market for the Company's Common Stock for the calendar periods indicated. The quotations do not reflect retail markups, markdowns or commissions and may not reflect actual transactions. On November 16, 1998, the Company effected a 1 for 2 reverse stock split of the Company's outstanding common stock. Share prices for periods prior to this date have accordingly been restated.

Fiscal Quarter                                              High           Low
--------------                                              ----           ---

Quarter Ended March 31, 1999                               $ 4.06         $ 2.00
Quarter Ended December 31, 1998                            $ 4.44         $ 2.50
Quarter Ended September 30, 1998                           $ 7.63         $ 2.25
Quarter Ended June 30, 1998                                $11.72         $ 5.75

Quarter Ended March 31, 1998                               $21.50         $ 5.50
Quarter Ended December 31, 1997                            $24.25         $18.00
Quarter Ended September 30, 1997                           $18.50         $10.00
Quarter Ended June 30, 1997                                $14.00         $ 9.50

There  were  approximately  800  shareholders  of record and  approximately  800 beneficial owners of the Company's Common Stock as of March 31, 1999. The Company has neither declared nor paid any cash dividends to date and is restricted by the loan agreement with Harris Bank from paying cash dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         HealthStar  Corp.  is  the  successor  company  to  Champion  Financial
Corporation ("Champion"), a Utah corporation. Effective November 16, 1998, Champion reincorporated in the State of Delaware. At the same time, Champion merged all of its assets into its newly formed Delaware subsidiary, HealthStar Corp. The effectiveness of this reincorporation has caused HealthStar Corp. to continue to operate Champion's business while Champion has ceased to exist. The financial statements include the results of operations of the Company and its two wholly-owned subsidiaries HealthStar, Inc. ("HealthStar") and National Health Benefits & Casualty Corporation ("NHBC").

         Champion acquired NHBC on January 1, 1997 in a business combination accounted for as a reverse acquisition with a publicly-traded shell company. In completing the acquisition, Champion issued 2,200,000 shares of common stock for all of the outstanding shares of NHBC common stock. To effect the combination, the fair value of the net tangible assets of Champion were added to the equity of NHBC.

         On January 9, 1997, Champion acquired the outstanding stock of Three Rivers Provider Network ("TRPN") through the issuance of 100,000 shares of Champion common stock valued at $.71 a share by an independent appraiser. The business combination was treated as a purchase transaction which created $76,039 of goodwill through excess purchase cost.

         Champion purchased the outstanding stock of HealthStar on December 12, 1997 for approximately $13,700,000. The acquisition was accounted for using the purchase method and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed, based upon fair values at the date of acquisition. The excess purchase cost over the estimated fair value of the net tangible assets acquired was approximately $9,000,000 and was recorded as goodwill. The net assets of TRPN were merged into HealthStar during 1999.

RESULTS OF OPERATIONS

         When comparing the Company's financial results for the year ended March 31, 1999 to the year ended March 31, 1998, it is important to note that the majority of the increase in the level of revenues and expenses is due primarily to the acquisition of HealthStar which was completed on December 15, 1997. The financial results for HealthStar for approximately 15 weeks are included in the financial results of the Company in fiscal 1998, and are included for the full year in fiscal 1999.

         Net earnings decreased $479,775 from $304,105 or $.11 per share in 1998 to a loss of $175,670 or a loss per share of $.05 in 1999.

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

         Total revenue increased $9,061,296 to $16,915,292 for the fiscal year ended March 31, 1999 compared to $7,853,996 for 1998, an increase of 115%. The entire increase is attributable to the acquisition of HealthStar.

         Proforma revenues for the year ended March 31, 1998 (assuming the acquisition of HealthStar occurred on April 1, 1997) were $20,328,321. The decrease in revenue from 1998 (on a proforma basis) to 1999 is a result of unanticipated attrition attributable to the integration of HealthStar.

OPERATING EXPENSES

         Cost of services includes the cost of outsourcing the case management and utilization review function, commissions paid to outside brokers, fees paid to other regional PPO networks for access to providers not contracted directly with the Company and other products and services provided by outside vendors. Cost of services increased $967,851, or 66%, from $1,466,387 in 1998 to $2,434,238 in 1999. The entire increase is attributable to the acquisition of HealthStar.

         Salaries and wages includes all employee compensation including payroll taxes, health insurance and other employee benefits. Also included are commissions paid to in-house sales and marketing personnel. Salaries and wages increased $4,965,027, or 153%, from $3,237,534 in 1998 to $8,202,561 in 1999.
The entire increase is attributable to the acquisition of HealthStar whose employees comprise 92% of total employees employed by the Company. The increase is also attributable to the hiring of additional management and administrative personnel to accommodate the increase in business and future growth.

         General and administrative expenses include all other operating expenses such as bad debt expense, telephone charges, office supplies, postage, travel and entertainment, professional fees, rent and utilities. General and administrative expenses increased $2,896,022, or 142%, from $2,041,365 in 1998 to $4,937,387 in 1999. The majority of this increase is attributable to the acquisition of HealthStar

         Depreciation and amortization increased $822,224, or 210%, from $391,980 in 1998 to $1,214,204 in 1999. Goodwill of approximately $9,000,000 recorded in conjunction with the acquisition of HealthStar is being amortized over 20 years.

         Interest expense increased from $228,320 in 1998 to $397,165 in 1999, an increase of $168,845 or 74%. This increase was related to the additional debt incurred to finance the acquisition and the operations of HealthStar. The interest rate on the Company's bank term loan and line of credit was at prime and ranged between 7.75% and 8.50% during the year. The interest rate on the convertible debentures and the seller note was 8.0%. In August 1998, $3 million of the debentures were converted into stock. On March 31, 1999, the remaining $1 million debenture was repaid.

         Overall, total operating expenses increased 133% in 1999 to $17,185,555 from $7,365,586 in 1998. The Company recognized an income tax benefit for 1999 at an effective rate of 35%, which is compared to the effective tax rate of 39% in 1998 used to calculate the tax provision. The decrease in the effective tax rate is due to limitations on the amount of net operating losses which can be utilized in the current year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $72,000 in cash and cash equivalents at March 31, 1999. At March 31, 1999, the Company had a working capital deficiency of $2,910,005.

         The Company has historically funded its working capital requirements and capital expenditures primarily from cash flow generated from operations supplemented by borrowings under its credit facility with Harris Trust and Savings Bank ("Harris").

         The Company has a $4 million credit facility with Harris which is secured by substantially all the assets of the Company. $2.5 million of the facility is comprised of a term loan and $1.5 million represents a revolving line of credit. In connection with this facility, the Company is required to comply with certain financial covenants. Covenants include a minimum current ratio, maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 1999, the borrowings consisted of $2,075,000 remaining on the term loan and $650,000 outstanding on the line of credit, with approximately $300,000 of additional borrowing capacity available.

         At March 31, 1999, the Company was in violation of several of its financial covenants. Harris agreed to a waiver in connection with the violations effective June 8, 1999 upon amending the terms of the credit facility. The amended terms, in addition to requiring that the entire balance outstanding be repaid by November 30, 1999, reset the above-mentioned ratios and add an additional minimum earnings covenant for subsequent periods. Based upon unaudited financial statement balances at May 31, 1999, the Company was in compliance with the revised covenants. Management of the Company believes that they will be in compliance with the revised covenants during subsequent measurement periods largely based on increased sales efforts and cost containment measures. The Company is actively seeking replacement financing through various sources and relationships with other companies in a related line of business to ensure that adequate resources are available to meet the accelerated deadline of the bank debt.

         Interest on the debt due to Harris is calculated at the prime rate plus 1.5%. Prior to the amendment, interest had been calculated at prime, which was 7.75% at March 31, 1999. On June 18, 1999, the Company had $900,000 outstanding under its line of credit with no additional borrowing capacity.

         On March 30, 1999, the Company entered into three stock subscription agreements for an aggregate of 400,000 shares at $2.50 per share. Proceeds totaling $1 million were received on March 31, 1999.

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

         Statement of Accounting Standards No.134, " Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. The adoption of this statement contains no change in disclosure requirements of the Company.

ACCOUNTING STANDARDS NOT YET ADOPTED

         Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This new standard, which will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, is not currently anticipated to have a significant impact on the consolidated financial statements based on the current financial structure and operations of the Company. The Financial Accounting Standards Board has issued an exposure draft that defers the effective date of FASB Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000.

         Statement of Accounting Standards No. 135, "Recission of FASB Statement No. 75 and Technical Corrections". This Statement rescinds Statement No. 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," and provides technical corrections for over 20 accounting pronouncements. This new standard, which will be effective for fiscal years ending after February 15, 1999, is not currently anticipated to have a significant impact on the consolidated financial statements based on the current financial structure and operations of the Company.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-17 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information as of June 23, 1999, of the Directors and Executive Officers of the Company:


         Name                       Age      Position
         ----                       ---      --------
         Gerald E. Finnell          59       Director, Chairman of the Board

         Stephen J. Carder          44       President, Chief Executive Officer
                                             and Director

         Gary L. Nielsen            56       Director

         Jon M. Donnell             39       Director

         Thomas S. O'Brien          51       Director

         Darren T. Horndasch        38       Vice President and Chief Operating
                                             Officer

         Denise E. Nedza            35       Vice President and Chief Financial
                                             Officer

         GERALD E. FINNELL has been a Director of the Company since June 1997. In April 1998 Mr. Finnell was elected Chairman of the Board. Mr. Finnell was a partner with the public accounting firm of KPMG Peat Marwick LLP from 1970 to 1995, and served on its Board of Directors from 1987 to 1994.

         STEPHEN J. CARDER has been President, Chief Executive Officer and Director, since April 1998. Prior to April 1998, Mr. Carder served as Executive Vice President, Chief Financial Officer/Treasurer and Secretary of the Company. Prior to that, Mr. Carder was principally employed since 1994 as Executive Vice President and Chief Operating Officer of National Property and Casualty Corporation. From 1989 to 1994, Mr. Carder served as Vice President of Finance and Administration for the Del Webb Development Corporation, a subsidiary of Del Webb Corporation, a NYSE company that develops and markets active adult communities. Mr. Carder served as Vice President of Finance for National Health Benefits Corporation from 1987 to 1988. Prior to 1987, Mr. Carder served as Vice President of Finance and Administration for First American Health Concepts, a publicly traded corporation listed on NASDAQ, which markets and administers a national vision program.

         GARY L. NIELSEN has been a Director of the Company since June 1997. Mr. Nielsen is currently the Chief Financial Officer of Granite Golf Corporation and has held this position since March 1999. Prior to that he was the Vice President of Finance and Chief Financial Officer of Best Western International, Inc. and served in that position from May 1996. From October 1986 to May 1996, Mr. Nielsen was Vice President and Treasurer of Giant Industries, Inc.

         JON M. DONNELL has been a Director of the Company since June 1998. Mr. Donnell is the Chief Operating Officer of Dominion Homes, Inc. and has held that position since 1995. Prior to working for Dominion Homes, Mr. Donnell was with the Del Webb Corporation for 11 years. Mr. Donnell also serves on the Board of Directors of Dominion Homes.

         THOMAS S. O'BRIEN has been a Director of the Company since November 1998. Mr. O'Brien is Senior Vice President of Aon Risk Services, Inc. of Illinois and has been with Aon since 1990. Prior to working for Aon, Mr. O'Brien worked in various capacities in the insurance brokerage industry with such firms as Swett & Crawford of Illinois and Stewart Smith Mid America. Mr. O'Brien also serves on the Board of Trustees of St. Joseph's College in Rensselaer, Indiana.

         DARREN T. HORNDASCH has been Vice President and Chief Operating Officer of the Company since November 1998. He also serves as Secretary of the Company. He joined the Company in July 1998 as Chief Operating Officer of HealthStar Inc. Prior to that Mr. Horndasch served as the Chief Executive Officer for Wisconsin Health Fund based in Milwaukee, Wisconsin. Prior to joining Wisconsin Health Fund, he was the Director of the University of Illinois HMO, responsible for all managed care operations at the University of Illinois HMO. Mr. Horndasch received his Bachelor of Arts and Masters degrees, both in Political Science, from Western Illinois University.

         DENISE E. NEDZA has been Vice President and Chief Financial Officer of the Company since November 1998. She also serves as Treasurer of the Company. Prior to joining HealthStar, Ms. Nedza was the Regional Chief Financial Officer of Oxford Health Plans (IL), Inc, a wholly-owned subsidiary of Oxford Health Plans, Inc. in Norwalk, Connecticut. Prior to Oxford, she had been the Director of Finance and Administration for PacifiCare/FHP of Illinois. Ms. Nedza received her Bachelor of Science degree in Commerce from DePaul University in Chicago and her MBA from the University of Chicago.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation paid for all services rendered to the Company in all capacities during the last three completed fiscal years by the Company's Chief Executive Officer and certain executive officers of the Company. No other executive officers of the Company received compensation in excess of $100,000 during the fiscal year ended March 31, 1999.

                        SUMMARY OF EXECUTIVE COMPENSATION

                                                                   All Other
Name and Position                 Year      Salary      Bonus    Compensation(1)
-----------------                 ----      ------      -----    ---------------
Stephen J. Carder,                1999    $186,458    $     0        $12,000
     President                    1998    $135,000    $20,000        $12,000
     Chief Executive Officer,     1997    $ 83,750    $33,500        $ 7,800
     And Director

Darren T. Horndasch(4),           1999    $139,618    $     0        $44,250(3)
     Vice President,
     Chief Operating Officer

Steven L. Lange(2),               1999    $136,804    $     0        $ 5,550
     Vice President,              1998    $110,000    $10,000        $ 2,425
     Sales and Marketing          1997    $ 95,000    $ 2,500        $ 6,983

(1) The Company pays each of its executive officers an automobile allowance each month and pays or reimburses its executive officers for business-related expenses. The Company also provides certain health insurance benefits for all full time employees, including its officers. The Company's Officers do not receive additional compensation for serving as directors of the Company.
(2) Mr. Lange served as the Company's Vice President of Sales and Marketing until May 13, 1999.
(3) Includes $15,000 calculated as the Fair Market Value of 5,000 shares of stock awarded at the time of employment and a move allowance of $25,000.
(4) Mr. Horndasch is compensated under an agreement which provides for continuation of his salary for 90 days in the event of termination by the Company without cause.

                        OPTION GRANTS IN LAST FISCAL YEAR

                     Number of securities  Percent of total options
                      underlying options   granted to employees in   Exercise price  Expiration
Name                   granted (#) (1)            fiscal year          ($/Sh) (1)       date
-----                  ---------------            -----------          ----------       ----
Stephen J. Carder                0                      0%                  N/A            N/A
Darren T. Horndasch         30,000                   31.3%               $2.875        10/8/08
Steven L. Lange(2)          20,000                   20.8%                2.875        10/8/08

(1) As adjusted giving effect to the reverse stock split on November 16, 1998.
(2) Mr. Lange's options were forfeited on May 13, 1999 as a result of his termination of employment with the Company.

         The options were awarded under the HealthStar Corp. 1998 Stock Option Plan ("the Plan"). The options awarded to Mr. Horndasch vest equally over two years. Fifteen thousand options were also awarded to Mr. Finnell, Mr. Donnell and Mr. Nielsen, who serve as the Company's outside directors. These options, which vest equally over three years, also have an exercise price of $2.875 and an expiration date of October 8, 2008. Upon a Change of Control, as defined in the Plan, all options granted shall become fully vested and immediately exercisable. All nonvested options terminate immediately upon the optionee's termination of employment or cessation of services as a Director of the Company.

                        Number                 Number of Unexercised        Value of Unexercised
                       Shares of                  Options Held At          In-The-Money Options At
                     Acquired on   Value           March 31, 1999               March 31, 1999
Name                   Exercise   Realized   Exercisable  Unexercisable   Exercisable  Unexercisable
----                   --------   --------   -----------  -------------   -----------  -------------
Stephen J. Carder         0          0            0               0           $ 0         $     0
Darren T. Horndasch       0          0            0          30,000             0          13,125
Steven L. Lange(2)        0          0            0          20,000             0           8,750

         No executive officer or director exercised options during the fiscal year ended March 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 31, 1999, for (i) each executive officer of the Company; (ii) each director of the Company; (iii) all executive officers and directors of the Company as a group; and (iv) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock
                                                                        % of
                                                                     Outstanding
Officers and Directors:               Shares Beneficially Owned(1)      Stock
-----------------------               ----------------------------      -----

     Gerald E. Finnell.............                   0                   *
     Stephen J. Carder.............             537,500                 14.07%
     Gary L. Nielsen...............                   0                   *
     Jon M. Donnell................                 500                   *
     Darren T Horndasch............               2,250                   *
     Denise E. Nedza...............                   0                   *

5% Holders:

     InfoPlan Partners.............             500,000                 13.09%
     Thomas H. Stateman............             191,250                  5.01%

* Indicates less than 1.0%


(1) Beneficial ownership is determined under rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of capital stock shown beneficially owned by them.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

         (B) REPORTS ON FORM 8-K.

         A report on Form 8-K was filed with the Securities and Exchange Commission on September 16, 1998, relating to the settlement of certain disputes among the Company, InfoPlan Partners, L.L.C., Thompson Kernaghan & Co., Ltd., and Bronia GmbH.

         A report on Form 8-K, was filed with the Securities and Exchange Commission on December 7, 1998, relating to the Company's name being changed to HealthStar Corp. and the Company effecting a 2-for-1 reverse stock split of its common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 and 15(2) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 1999

                                        HEALTHSTAR CORP.


                                        By: /s/ Stephen J. Carder
                                            ------------------------------------
                                            Stephen J. Carder
                                            President, Chief Executive Officer
                                            and Director

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

               Signature                                               Date
               ---------                                               ----

/s/ Stephen J. Carder
--------------------------------------------
Stephen J. Carder
President, Chief Executive Officer and Director                    June 28, 1999

/s/ Denise E. Nedza
--------------------------------------------
Denise E. Nedza
Vice President, Chief Financial Officer                            June 28, 1999

/s/ Gerald E. Finnell
--------------------------------------------
Gerald E. Finnell
Director                                                           June 28, 1999

/s/ Gary L. Nielsen
--------------------------------------------
Gary L. Nielsen
Director                                                           June 28, 1999

/s/ Jon M. Donnell
--------------------------------------------
Jon M. Donnell
Director                                                           June 28, 1999

/s/ Thomas S. O'Brien
--------------------------------------------
Thomas S. O'Brien
Director                                                           June 28, 1999

                                  EXHIBIT INDEX


EXHIBIT NUMBER                           DESCRIPTION
--------------                           -----------

     3.1 Articles of Incorporation dated August 24, 1998 and all amendments thereto (incorporated by 3.1 reference to the Company's Report on Form Def 14A filed with the Commission on August 26, 1998).

     3.2 By-Laws (incorporated by reference to the Company's Report on Form Def 14A filed with the Commission on August 26, 1998).

     21.         Subsidiaries of the Registrant.

     27.         Financial Data Schedule.


                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

                NAME                                      STATE OF INCORPORATION
                ----                                      ----------------------

HealthStar, Inc.                                                 Illinois
National Health Benefits & Casualty Corporation                  Nevada