Form 10QSB
period 1999-06-30
HEALTHSTAR CORP /UT/
filed 1999-08-16
CIK 877050

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

     For the transition period from ___________ to ___________

                         Commission file number 0-19499

                                 HEALTHSTAR CORP
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            DELAWARE                                             91-1934592
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

                          8745 West Higgins, Suite 300,
                             Chicago, Illinois 60631
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (773) 693-7827
                           ---------------------------
                           (Issuer's Telephone Number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common stock, $0.001 par value, 3,819,872 outstanding as of August 10, 1999

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                                      Index

Part I: Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheet as of June 30, 1999.......................3

          Consolidated Statements of Operations for the Three
          Months Ended June 30, 1999 and 1998..................................4

          Consolidated Statements of Cash Flows for the Three
          Months Ended June 30, 1999 and 1998..................................5

          Notes to Unaudited Consolidated Financial Statements.................6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................10

Part II: Other Information

  Exhibits - None

  Signatures..................................................................15

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                      June 30,
                                                                        1999
                                                                     -----------
                                     Assets

Current assets:
  Cash and cash equivalents                                          $       820
  Trade accounts receivable, less allowance for doubtful
    accounts of $260,712                                               2,036,148
  Other current assets                                                   419,708
                                                                     -----------
    Total current assets                                               2,456,676

Property and equipment, net                                            2,296,890
Intangibles, net of accumulated amortization of $726,972               8,550,523
Other assets, at cost                                                    145,038
                                                                     -----------
    Total assets                                                     $13,449,127
                                                                     ===========
                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                   $   901,291
  Accrued expenses                                                     1,169,483
  Current portion of long-term debt                                    3,025,000
                                                                     -----------
    Total current liabilities                                          5,095,774
                                                                     -----------
Shareholders' equity:
  Common stock, $.001 par value 15,000,000 shares authorized,
    3,819,872 shares issued and outstanding                                3,820
  Additional paid -in- capital                                         8,151,129
  Retained earnings                                                      198,404
                                                                     -----------
    Total shareholders' equity                                         8,353,353
                                                                     -----------
    Total liabilities and shareholders' equity                       $13,449,127
                                                                     ===========

See accompanying notes to unaudited consolidated financial statements.

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES
           Consolidated Statements of Operations and Retained Earnings
                                   (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
Revenues:
  Capitated fees                                       $ 2,094,986   $ 2,651,252
  Repricing fees                                         1,586,819     1,763,230
  Other revenue                                            239,758       191,186
                                                       -----------   -----------
                                                         3,921,563     4,605,668
                                                       -----------   -----------
Operating expenses:
  Cost of services                                         533,627       702,868
  Salaries and wages                                     1,957,559     2,029,672
  General and administrative                             1,081,631     1,267,252
  Depreciation and amortization                            318,158       289,114
  Interest expense                                          58,166       160,343
                                                       -----------   -----------
                                                         3,949,141     4,449,249
                                                       -----------   -----------
Income (loss) before income taxes                          (27,578)      156,419

Income tax expense (benefit)                                (9,279)       55,000
                                                       -----------   -----------
    Net income (loss)                                      (18,299)      101,419

Retained earnings at beginning of quarter                  216,703       392,373
                                                       -----------   -----------
Retained earnings at end of quarter                    $   198,404   $   493,792
                                                       ===========   ===========
Earnings (loss) per share-Basic and diluted            $        --   $      0.03
                                                       ===========   ===========
Weighted average shares outstanding-Basic and diluted    3,819,872     2,977,901
                                                       ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                                HEALTHSTAR CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Three Months Ended June 30,
                                                       ----------------------
                                                         1999         1998
                                                       ---------    ---------
Operating activities:
  Net income (loss)                                    $ (18,299)   $ 101,419
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                      318,158      289,114
      Bad debt expense                                   107,654      120,783
      Interest expense on debentures                          --       29,578
  Increase (decrease) in cash resulting from changes
    in operating assets and liabilities:
      Trade accounts receivable                         (148,951)     (82,486)
      Other current assets                                   446      (38,785)
      Accounts payable                                    18,380     (253,628)
      Accrued expenses                                  (419,552)    (581,697)
                                                       ---------    ---------
        Net cash used in operating activities           (142,164)    (415,702)
                                                       ---------    ---------
Investing activities:
  Purchases of equipment                                 (27,175)      (8,190)
                                                       ---------    ---------
        Net cash used in investing activities            (27,175)      (8,190)
                                                       ---------    ---------
Financing activities:
  Decrease (Increase) in other assets                     (1,777)      63,334
  Net proceeds from line of credit                       250,000      200,000
  Net proceeds from (payments on) long-term debt        (150,000)          --
                                                       ---------    ---------
        Net cash provided by financing activities         98,223      263,334
                                                       ---------    ---------
Net decrease in cash and cash equivalents                (71,116)    (160,558)

Cash and cash equivalents at beginning of quarter         71,936      199,466
                                                       ---------    ---------
Cash and cash equivalents at end of quarter            $     820    $  38,908
                                                       =========    =========

See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     HealthStar Corp. (the "Company") is a healthcare management company dedicated to controlling the cost, improving the quality and enhancing the delivery of healthcare services. The Company also provides related products and services designed to reduce healthcare costs. The Company markets and provides programs and services to insurance companies, self-insured businesses for their medical plans, and third parties that administer employee medical plans. These programs and services assist clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims. The Company operates its business through its two wholly-owned subsidiaries, HealthStar, Inc. ("HealthStar") and National Health Benefits & Casualty Corporation ("NHBC").

     The Company is the successor company to Champion Financial Corporation ("Champion"), a Utah corporation. Effective November 16, 1998, Champion Financial Corporation (Champion), a Utah corporation, reincorporated in the State of Delaware. At the same time, Champion merged all of its assets into its newly formed Delaware subsidiary, HealthStar Corp. The effectiveness of this reincorporation has caused HealthStar Corp. to continue to operate Champion's business while Champion has ceased to exist.

     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of HealthStar Corp. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report Form 10-KSB, for the year ended March 31, 1999.

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

     EARNINGS (LOSS) PER SHARE

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

     COST OF SERVICES

     The major components of cost of services consist of utilization review, case management, external marketing commissions, and costs associated with electronic transmission of customers' healthcare claims.

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

     STOCK BASED COMPENSATION

     The Company applies SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. In accordance with APB Opinion No. 25, compensation expense is recorded on the date an option is granted only if the current market price of the underlying stock exceeds the exercise price.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

(2)  DEBT

     Debt consists of the following at June 30, 1999:


     Note payable to Harris Trust and Savings Bank, due November
       30, 1999, secured by substantially all the assets of the
       Company                                                        $1,925,000
     Line of credit with Harris Trust and Savings Bank with
       permitted outstanding borrowings of $1,500,000, and
       secured by substantially all the assets of the Company            900,000
     Unsecured note payable to an individual, interest payable
       monthly at 8%, currently due                                      200,000
                                                                      ----------
                                                                      $3,025,000
                                                                      ==========

     The note payable and line of credit bear interest at the prime rate plus 1.5% (9.25% at June 30, 1999).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations should be read in conjunction with the financial statements and footnotes for the quarter ended June 30, 1999 and the year ended March 31, 1999 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1999.

OVERVIEW

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

     The financial statements include the results of operations of the Company and its two wholly-owned subsidiaries HealthStar, Inc.("HealthStar"), acquired December 12, 1997, and National Health Benefits & Casualty Corporation ("NHBC"), acquired January 1, 1997.

RESULTS OF OPERATIONS

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

     Total revenue decreased $684,105 to $3,921,563 for the three months ended June 30, 1999 compared to $4,605,668 for the three months ended June 30,1998, a decrease of 15%. The decrease in revenue is a result of unanticipated attrition attributable to the integration of HealthStar. Included in revenue was the recognition of a gain of approximately $115,000 on the sale of the Company's POS vision program which was sold on June 7, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

     Cost of services includes the cost of outsourcing the case management and utilization review functions, commissions paid to outside brokers, fees paid to other regional PPO networks for access to providers not contracted directly with the Company and other products and services provided by outside vendors. Cost of services decreased $169,241, or 24%, to $533,627 for the three months ended June 30, 1999 from $702,868 in 1998. The majority of the decrease is a result of HealthStar discontinuing its pharmacy benefit program previously made available to HealthStar customers. In addition, HealthStar has discontinued its relationships with other networks and, as a result, is no longer paying access fees to these networks.

     Salaries and wages includes all employee compensation including payroll taxes, health insurance and other employee benefits. Also included are commissions paid to in-house sales and marketing personnel. For the quarter ended June 30, 1999, salaries and wages were $1,957,559 compared to $2,029,672 for the quarter ended June 30, 1998, a decrease of $72,113 or 4%.

     General and administrative expenses include all other operating expenses such as bad debt expense, telephone charges, office supplies, postage, travel and entertainment, professional fees, insurance, rent and utilities. For the quarter ended June 30, 1999, general and administrative expenses were $1,081,631 compared to $1,267,252 for the quarter ended June 30, 1998, a decrease of $185,621 or 15%. The d`ecrease is a result of tighter cost control throughout various operating expense categories.

     For the three months ended June 30, 1999, depreciation and amortization increased $29,044, or 10%, to $318,158 from $289,114 for the three months ended June 30, 1998. Goodwill of approximately $9,000,000 recorded in connection with the acquisition of HealthStar is being amortized over 20 years.

     For the quarter ended June 30, 1999, the Company incurred interest expense of $58,166 compared to interest expense of $160,343 for the quarter ended June 30, 1998, a decrease of $102,177. The decrease was a result of the conversion of $3,000,000 of convertible debentures into common stock during August 1998. The remaining $1,000,000 debenture was repaid on March 31, 1999. The interest rate on the Company's term loan and line of credit was 9.25% at June 30, 1999. The interest rate on the seller note payable is 8.0%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had a working capital deficiency of $2,639,098 compared to a working capital deficiency of $2,910,005 at March 31, 1999, an improvement of $270,907.

     The Company has historically funded its working capital requirements and capital expenditures primarily from cash flow generated from operations supplemented by borrowings under its credit facility with Harris Trust and Savings Bank ("Harris"). For the three months ended June 30, 1999, cash flow used by operations was $142,164 compared to $415,702 for the three months ended June 30,1999, an increase in cash flow of $273,538.

     The Company has a $4 million credit facility with Harris which is secured by substantially all the assets of the Company. $2.5 million of the facility is comprised of a term loan and $1.5 million represents a revolving line of credit. In connection with this facility, the Company is required to comply with certain financial covenants. Covenants include a minimum current ratio, maximum leverage ratio and a minimum fixed charge coverage ratio. On June 8, 1999, Harris amended certain terms of the credit facility. The amended terms, in addition to requiring that the entire balance outstanding be repaid by November 30, 1999, reset several of these ratios and added an additional minimum earnings requirement for subsequent periods. At June 30, 1999, the Company was in compliance with all of the financial covenants, as restated, except for the leverage ratio requirement, which had not been restated as part of the amended terms. Harris has agreed to a waiver in connection with this requirement and will restate this requirement retroactive to June 8, 1999.

     At June 30, 1999, the borrowings consisted of $1,925,000 remaining on the term loan and $900,000 outstanding on the line of credit, with approximately $150,000 of additional borrowing capacity available. Interest on the debt due to Harris is calculated at the prime rate plus 1.5% (9.25% at June 30, 1999). The Company is actively seeking replacement financing through various sources and relationships with other companies in a related line of business to ensure that adequate resources are available to meet the accelerated deadline of the bank debt.

     Although there can be no assurances, management of the Company anticipates growth and expansion to continue to accelerate through fiscal year 2000 with the acquisition of complementary businesses or business lines, management personnel and infrastructure additions. The Company believes additional sources of cash flow may be required in conjunction with any such acquisition activity. There can be no assurance that the Company may be able to obtain such funds on terms acceptable to the Company. Management currently believes that cash on hand, amounts available under the revolving line of credit and cash generated from future operations will be sufficient to fund the Company's operations and anticipated expansion plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

YEAR 2000

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

     The Company has determined that many of its internal computer programs and some items of its equipment are susceptible to potential Year 2000 system failures or processing errors. This assessment of internal systems is substantially complete and plans have been formulated to modify or replace the impacted programs or equipment. Remediation efforts are underway using both internal and external resources, with priority given to the systems whose failure might have a material impact on the Company. To date all required changes have been identified and made and testing of the changes is approximately 85% complete.

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

     The Company is continuing to upgrade equipment to be Year 2000 compliant and total expenditures relating to the upgrade for the year are expected to be approximately $20,000.

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

                                        HealthStar Corp.

DATE: August 10, 1999                   By: /s/ Denise E. Nedza
                                            ------------------------------------
                                            Denise E. Nedza
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)