Form 10QSB
period 1999-09-30
HEALTHSTAR CORP /UT/
filed 1999-11-22
CIK 877050

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1999
                                   ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _______________

Commission file number 0-19499
                       --------

                                HEALTHSTAR CORP.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            DELAWARE                                             91-1934592
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

                      15720 N. Greenway Hayden Loop Suite 1
                            Scottsdale, Arizona 85260
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (480) 451-8575
                           ---------------------------
                           (Issuer's Telephone Number)

            8745 West Higgins Road, Suite 300 Chicago, Illinois 60631
            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common stock, $0.001 par value, 3,905,872 outstanding as of November 19, 1999.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet as of September 30, 1999............   3

             Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) for the Three and Six Months Ended
             September 30, 1999 and 1998....................................   4

             Consolidated Statements of Cash Flows for the Six Months Ended
             September 30, 1999 and 1998....................................   5

             Notes to Unaudited Consolidated Financial Statements...........   6


     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  12


PART II. OTHER INFORMATION

     Item 5. Other Information..............................................  19

     Item 6. Exhibits and Reports on Form 8-K...............................  19


Signatures..................................................................  20

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       HEALTHSTAR CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                   September 30,
                                                                       1999
                                                                   ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                        $    115,007
  Trade accounts receivable, less allowance for doubtful
    accounts of $221,826                                              1,760,300
  Other current assets                                                  460,994
                                                                   ------------
         Total current assets                                         2,336,301

Property and equipment, net                                           2,101,831
Goodwill, net of accumulated amortization of $844,860                 7,932,635
Other assets, at cost                                                   180,405
                                                                   ------------
         Total assets                                              $ 12,551,172
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    634,726
  Accrued expenses                                                      716,854
  Current portion of long-term debt                                   3,175,000
                                                                   ------------
          Total current liabilities                                   4,526,580
                                                                   ------------
Shareholders' equity:
   Common stock, $.001 par value 15,000,000 shares authorized,
     3,875,872 shares issued and outstanding                              3,876
   Additional paid -in- capital                                       8,341,448
   Accumulated deficit                                                 (320,732)
                                                                   ------------
         Total shareholders' equity                                   8,024,592

                                                                   ------------
         Total liabilities and shareholders' equity                $ 12,551,172
                                                                   ============

See accompanying notes to unaudited consolidated financial statements.

                       HEALTHSTAR CORP. AND SUBSIDIARIES
          Consolidated Statements of Operations and Retained Earnings
                             (Accumulated Deficit)
                                  (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                     September 30,                 September 30,
                                              --------------------------    --------------------------
                                                 1999           1998           1999           1998
                                              -----------    -----------    -----------    -----------
Revenues:
   Capitated fees                             $ 2,071,804    $ 2,364,468    $ 4,166,790    $ 5,015,720
   Repricing fees                               1,473,003      1,775,353      3,059,822      3,538,583
   Other fees                                      38,970        129,820        124,075        300,160
                                              -----------    -----------    -----------    -----------
                                                3,583,777      4,269,641      7,350,687      8,854,463
                                              -----------    -----------    -----------    -----------
Operating expenses:
   Cost of services                               463,009        578,906        996,636      1,281,774
   Salaries and wages                           1,819,389      2,036,600      3,776,948      4,066,272
   General and administrative                     943,254      1,229,856      2,021,552      2,497,108
   Depreciation and amortization                  322,708        293,185        640,866        582,299
                                              -----------    -----------    -----------    -----------
                                                3,548,360      4,138,547      7,436,002      8,427,453
                                              -----------    -----------    -----------    -----------

Income (loss) from operations                      35,417        131,094        (85,315)       427,010

Non-operating income (expense)
   Interest expense                               (79,791)       (88,949)      (141,290)      (249,292)
   Gain on disposition of assets                       --             --        114,538             --
   Other, net                                      14,833         17,293         54,948         38,139

Asset impairment charge                           500,000             --        500,000             --
                                              -----------    -----------    -----------    -----------

Income (loss) before income taxes                (529,541)        59,438       (557,119)       215,857

Income tax expense (benefit)                      (10,405)        15,000        (19,684)        70,000
                                              -----------    -----------    -----------    -----------

             Net income (loss)                   (519,136)        44,438       (537,435)       145,857

Retained earnings at beginning of period          198,404        493,792        216,703        392,373
                                              -----------    -----------    -----------    -----------
Retained earnings (accumulated deficit)
  at end of period                            $  (320,732)   $   538,230    $  (320,732)   $   538,230
                                              ===========    ===========    ===========    ===========

Earnings (loss) per share-basic and diluted   $     (0.13)   $      0.01    $     (0.14)   $      0.05
                                              ===========    ===========    ===========    ===========
Weighted average shares outstanding-basic
  and diluted                                   3,850,713      3,115,386      3,835,402      3,063,331
                                              ===========    ===========    ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                       HEALTHSTAR CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                           Six Months Ended
                                                             September 30,
                                                        -----------------------
                                                          1999          1998
                                                        ---------     ---------
Operating activities:
  Net income (loss)                                     $(537,435)    $ 145,857
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization                         640,866       582,299
    Asset impairment charge                               500,000            --
    Bad debt expense                                      197,654       330,305
    Stock-based compensation                               27,500        15,000
    Interest expense on debentures                             --        29,578
  Increase (decrease) in cash resulting from
    changes in operating assets and
    liabilities:
    Trade accounts receivable                              36,897      (188,516)
    Other current assets                                  (40,840)      (21,946)
    Accounts payable                                     (248,185)       17,839
    Accrued expenses                                     (872,181)     (518,861)
                                                        ---------     ---------
      Net cash provided (used) in operating activities   (295,724)      391,555
                                                        ---------     ---------
Investing activities:
   Purchases of equipment                                 (36,936)     (289,051)
   Proceeds from the sale of equipment                         --         5,113
                                                        ---------     ---------
      Net cash used in investing activities               (36,936)     (283,938)
                                                        ---------     ---------
Financing activities:
   Decrease (increase) in other assets                    (37,144)      (99,733)
   Net proceeds from line of credit                       400,000       150,000
   Net (payments on) term loan                           (150,000)     (200,000)
   Proceeds from the issuance of stock options            162,875            --
                                                        ---------     ---------
      Net cash provided (used) by financing activities    375,731      (149,733)
                                                        ---------     ---------

Net increase (decrease) in cash and cash equivalents       43,071       (42,116)

Cash and cash equivalents at beginning of year             71,936       199,466
                                                        ---------     ---------

Cash and cash equivalents at end of period              $ 115,007     $ 157,350
                                                        =========     =========

See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     HealthStar Corp. (the "Company") is a healthcare management company dedicated to controlling the costs, improving the quality and enhancing the delivery of healthcare services. The Company markets and provides programs and services to a variety of payers of medical claims such as insurance companies, self-insured businesses and third parties that administer employee medical plans. These programs and services assist the Company's customers in reducing healthcare costs for group health plans, workers' compensation coverage and automobile accident injury claims. The Company operates its business through its two wholly owned subsidiaries,
     HealthStar, Inc. ("HSI") and National Health Benefits & Casualty Corporation ("NHBC").

     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of HealthStar Corp. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report Form 10-KSB, for the year ended March 31, 1999.

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

                        HEALTHSTAR CORP. AND SUBSIDIARIES

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     CASH EQUIVALENTS

     The  Company   considers  all  highly  liquid   instruments  with  original
     maturities of three months or less to be cash equivalents.

     EARNINGS (LOSS) PER SHARE

     The Company adopted Statement of Accounting Standards No. 128 "Earnings per Share" (SFAS 128) during 1997. The Company's Earnings per Common Share
     (EPS)  figures for the prior  period were not  effected by adoption of SFAS
     128. In accordance with SFAS 128, basic EPS is computed by dividing net income, after deducting preferred stock dividend requirements (if any), by the weighted average number of shares of common stock outstanding.

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

     REVENUE RECOGNITION

     The Company provides it customers with access to a network of healthcare providers which includes physicians, acute care hospitals and ancillary providers such as outpatient surgery centers and home healthcare agencies. These providers have contractually agreed with the Company to provide healthcare services to the Company's customers at a discount from billed charges. The Company generates revenue from its customer base by charging network access fees. The Company enters into contracts with its customers and charges network access fees using either of two methods. Customers may choose to pay a capitated fee, which is a fixed, monthly fee per eligible subscriber. Initial enrollment figures are based on estimates provided by the customer. Actual enrollment figures are subsequently provided by the customer and are updated periodically at intervals ranging from monthly to semi-annually. Capitated revenue is recognized on a monthly basis when customers are billed using the most current enrollment figures available. Adjustments are made when new enrollment figures are submitted by the customer. The other method under which customers may elect to pay the Company for network access is called a repricing fee. Under this method, the Company receives a percentage of the dollar amount of the discount granted by the healthcare provider for services rendered to an enrolled subscriber. The Company's percentage of the dollar amount of the discount is determined by contract and varies from customer to customer. Repricing fees are recognized as revenue when the Company processes the medical claim, calculates the discount and notifies the customer of the amount due.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     COST OF SERVICES

     The major components of cost of services are the cost of outsourcing the medical case management and utilization review functions, external marketing commissions, printing of provider directories and costs associated with the electronic transmission of healthcare claims.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which approximates three years for equipment to seven years for furniture and fixtures. Computer software is amortized over three to five years.

     GOODWILL

     Goodwill, which represents the excess of purchase price over the fair value of net tangible assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, ranging from 10 to 20 years with a weighted average period of 20 years.

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

     A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit has been established for the capital loss carryforward and a portion of the net operating loss carryforward which may not be recognized in future years.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     IMPAIRMENT OF LONG-LIVED ASSETS

     Management reviews the possible impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets measured using quoted market prices when available or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In measuring impairment, assets will be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

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

     OTHER FEES

     Other fees consist of revenue generated from the Company's case management, utilization review programs and from charges to customers for provider directories.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

(2)  ASSET IMPAIRMENT CHARGE

     The acquisition of HSI in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", management evaluated the recoverability of the long-lived assets, including goodwill. While management originally believed that revenues and profits could grow after HSI's operations were fully integrated into the Company, management also explored strategic mergers and acquisitions that would complement HSI's operations. In May 1999, management received an offer to sell HSI to Beyond Benefits, Inc. a privately held managed healthcare company. The original offer was for $15,500,000 in cash. However, in subsequent negotiations, that offer was reduced in final form to $10,000,000 in cash, 5% of the common equity of Beyond Benefits, Inc. and an earn-out provision for up to an additional $1,250,000. The offer was approved by the Board of Directors on August 19, 1999, subject to shareholder approval.

     Management is in the process of obtaining an independent valuation of the Beyond Benefits stock, and management has assigned no value to the earn-out provision. Until the valuation is completed, management has estimated that the stock has a value of approximately $1,000,000. This value is based on the expected future operating results of Beyond Benefits after giving effect to the proposed transaction. A range of cash flow multiples commonly used to value PPO's was applied to determine the estimated enterprise value. Accordingly, the Company has adjusted the carrying value of HSI's goodwill to an estimated fair value of approximately $7,932,635 resulting in a non-cash impairment loss of approximately $500,000 ($0.13 loss per basic and diluted share). The fair value was estimated based on a sales price of $11,000,000 less direct and incremental costs to dispose of approximately $300,000.

(3)  BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     The Company's operations are in one operating business segment, the marketing and provision of programs and services to insurance companies, self-insurance businesses for their medical plans, health and welfare funds and third parties who administer employee medical plans.

     The Company operates in a very competitive market. The Company's success is dependent upon the ability of its sales and marketing group to identify and contract with businesses and organizations nationwide, and to administer its networks. Changes in the insurance and healthcare industries, including the regulation thereof by federal and state agencies, may significantly affect management's estimates of the Company's performance.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

(4)  DEBT

     Debt consists of the following at September 30, 1999:

     Note payable to Harris Trust and Savings Bank, due
     January 31, 2001 secured by substantially all the
     assets of the Company                                           $1,925,000

     Line of credit payable to Harris Trust and Savings Bank,
     due January 31, 2001 secured by substantially all the
     assets of the Company                                            1,050,000

     Unsecured note payable to the seller of HSI, interest
     payable monthly at 8.0%, currently due                             200,000
                                                                     ----------
                                                                     $3,175,000
                                                                     ==========

     On November 19, 1999, the Company and Harris Trust and Savings Bank entered into an agreement as follows: (i) the Company made a payment of $100,000 on the line of credit concurrent with entering into the agreement; (ii) on November 30, 1999, the Company will make the $150,000 principal payment which was due on September 30, 1999; (iii) the bank will extend the maturity date of the term loan and line of credit to January 31, 2000; and
     (iv) the bank will reset the interest rate on the term loan and line of credit to prime plus 1.0% on November 30, 1999 from the current rate of prime plus 3.5%.

(5)  RELATED PARTY TRANSACTIONS

     On June 7, 1999, the Company sold its vision program for cash consideration of $125,000 to an immediate family member of a former officer of the Company. The Company recognized a gain on the sale of approximately $114,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the quarter ended September 30, 1999 contained herein and for the year ended March 31, 1999 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1999.

OVERVIEW

     HealthStar Corp. (the "Company") is a healthcare management company dedicated to controlling the costs, improving the quality and enhancing the delivery of healthcare services. The Company markets and provides programs and services to a variety of payers of medical claims such as insurance companies, self-insured businesses and third parties that administer employee medical plans. These programs and services assist the Company's customers in reducing healthcare costs for group health plans, workers' compensation coverage and automobile accident injury claims.

     Through its two wholly owned subsidiaries, HealthStar, Inc. ("HSI"), and National Health Benefits and Casualty Corporation ("NHBC"), the Company provides its customers with access to a nationwide network of healthcare providers. The Company owns and operates the HealthStar Preferred Provider Organization (the "PPO"). At September 30, 1999, the HealthStar PPO network consisted of direct contracts with over 2,000 acute care hospitals, approximately 125,000 physicians and approximately 5,000 ancillary healthcare providers such as outpatient surgery facilities and home healthcare agencies. The Company also provides access to medical cost containment services such as implementing and coordinating case management procedures, managing and reviewing the utilization of healthcare services and comprehensive medical bill review.

RECENT DEVELOPMENTS

     On September 23, 1999, the Company and HSI entered into a Stock Purchase Agreement with Beyond Benefits, Inc., a privately held managed healthcare Company, pursuant to which the Company proposes to sell all of the capital stock of HSI to Beyond Benefits. Under the terms of the agreement, the Company will receive $10,000,000 in cash at closing and 303,943 shares of non-voting Series B common stock of Beyond Benefits, which constitutes 5% of the total common equity of Beyond Benefits outstanding as of the closing of the transaction. Further, the Company may receive up to an additional $1,250,000 in cash pursuant to an earn-out provision if predetermined HSI revenue figures are realized during the 18 month period following the closing.

     The proposed transaction constitutes a sale of substantially all of the Company's assets for the purpose of Delaware law applicable to the Company. The Company is required to obtain the affirmative vote of a majority of the outstanding shares of its common stock prior to consummating the proposed transaction. On August 19, 1999, the Board of Directors of the Company unanimously approved the proposed transaction subject to the approval by the shareholders. The vote will take place in conjunction with the Company's Annual

Shareholders' Meeting which is expected to be held in January 2000. If the proposed transaction is approved by the shareholders, the Company will receive $10,000,000 in cash at closing, of which approximately $2,725,000 will be used to repay the entire amount of outstanding indebtedness owed to Harris Trust and Savings Bank.

     On November 15, 1999, the Company announced that it had terminated an agreement whereby it was to have acquired a 49% interest in Physiciansite.com, Inc., a privately held Internet based healthcare company. The Company was to have issued 4.0 million shares of its common stock to an investment group in exchange for the right to acquire the interest in Physiciansite.com through subsequent cash purchases of Physiciansite.com stock totaling $7.2 million.

     As of the date of this report, the Company and NHBC have entered into a letter of intent to sell the assets of NHBC to a privately held company not affiliated with the Company for $2,500,000 in cash. The offer is subject to a number of conditions including the buyer's satisfaction with the results of its due diligence, the negotiation and execution of a definitive asset purchase agreement, and the buyer obtaining financing for the purchase.

     The Company intends to use the net proceeds from these sales to acquire, through the purchase of equity or debt securities, interests in Internet-based businesses generally related to the healthcare and medical services industries. The Company will not distribute any of the net proceeds of the proposed sale of HSI to its shareholders.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     The Company derives the majority of its revenue from fees paid by its customers for access to the Company's PPO network of contracted healthcare providers. These providers have contractually agreed with the Company to provide healthcare services to the Company's customers at a discount from billed charges. The Company's customer base consists of a variety of payers of medical claims such as insurance companies, third-party administrators and self-insured employers. The Company enters into contracts with its customers and charges network access fees using either of two methods. Customers may choose to pay a capitated fee, which is a fixed, monthly fee per eligible subscriber. The other method that customers may elect choose to pay the Company for network access is called a repricing fee. Under this method, the Company receives a percentage of the dollar amount of the discount granted by the healthcare provider for services rendered to an enrolled subscriber. The Company's percentage of the dollar amount of the discount is determined by contract and varies from customer to customer

     Total revenue decreased $685,864 or 16% to $3,583,777 in 1999 compared to $4,269,641 in 1998. Revenue for HSI decreased $665,319 to $2,934,013 in 1999 from $3,599,332 in 1998, a decrease of 18%. The majority of the decrease was attributable to the loss of four significant customers that were active during the comparable period in 1998. Revenue for NHBC decreased $20,545 or 3% from $670,309 in 1998 to $649,764 in 1999. Overall, capitated fees declined 12% and repricing fees declined approximately 17% from the year ago period.

     Other fees include charges to customers for medical case management, utilization review and revenue generated from the sale of provider directories. The prior period results include revenue from a Company administered pharmacy benefit program that was terminated in June 1999. Other fees decreased $90,850 or 70% from $129,820 in 1998 to $38,970 in 1999. Approximately $65,000 of the
decrease is attributable to the termination of the pharmacy benefit program.

     Cost of services includes the cost of outsourcing the medical case management and utilization review functions, commissions paid to outside brokers, fees paid to other PPO networks for access to providers not contracted directly with the Company, the cost of electronic claims processing and the cost of printing provider directories. Included in the prior year period are costs associated with administering the Company's pharmacy benefit program. Cost of services decreased $115,897 or 20% to $463,009 in 1999 from $578,906 in the comparable period in 1998. Approximately $50,000 of the decrease is due to the termination of the pharmacy benefit program. The remaining reduction is due to a decrease in access fees paid to other PPO networks during the period. As a percentage of total revenue, cost of services decreased from 13.6% at September 30, 1998 to 12.9% at September 30, 1999.

     Salaries and wages include all employee compensation, payroll taxes, health insurance and other employee benefits. Also included in this category are the commissions paid to in-house sales and marketing personnel. For the three months ended September 30, 1999, salaries and wages were $1,819,389 compared to $2,036,600 for the three months ended September 30, 1998, a decrease of $217,211 or 11%. The decrease is attributable to a reduction in staffing levels as a result of departmental reorganizations that were recently implemented. In addition, sales commissions have decreased as a result of the decline in revenue.

     General and administrative expenses include all other operating expenses such as, telecommunications, office supplies, postage, travel and entertainment, professional fees, bad debt expense, insurance, rent and utilities. For the three months ended September 30, 1999, general and administrative expenses were $943,254 compared to $1,229,856 for the comparable period in 1998, a decrease of $286,602 or 23%. Bad debt expense for the quarter was $90,000 compared to $209,522 in the comparable period in 1998, a decrease of approximately $120,000 or 57%. The decrease is a result of the lower revenue in the period and better collection efforts. The decrease in bad debt expense accounted for approximately 42% of the overall decrease in general and administrative expenses. The remainder of the decrease is due to tighter cost controls throughout the various operating expense categories and the effect of the closing of a regional office in Dallas, Texas in June 1999.

     Depreciation and amortization increased $29,523 or 10%, to $322,708 in 1999 from $293,185 in 1998. The increase is due to higher depreciation expense as a result of an increase in gross property and equipment. At September 30, 1999, gross property and equipment was $3,540,285 compared to 3,424,446 at September 30, 1998.

     Interest expense for the quarter was $79,791 compared to $88,949 for the comparable period in 1998, a decrease of $9,158 or 10%. At September 30, 1999, total indebtedness was $3,175,000 compared to $3,950,000 at September 30, 1998. The decrease in interest expense resulting from a lower level of indebtedness during the three months ended September 30, 1999 was partially offset by higher interest rates during the current quarter.

     The acquisition of HSI in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", management evaluated the recoverability of the long-lived assets, including goodwill. While management originally believed that revenues and profits could grow after HSI's operations were fully integrated into the Company, management also explored strategic mergers and acquisitions that would complement HSI's operations. In May 1999, management received an offer to sell HSI to Beyond Benefits, Inc. a privately held managed healthcare company. The original offer was for $15,500,000 in cash. However, in subsequent negotiations, that offer was reduced in final form to $10,000,000 in cash, 5% of the common equity of Beyond Benefits, Inc. and an earn-out provision for up to an additional $1,250,000. The offer was approved by the Board of Directors on August 19, 1999, subject to shareholder approval.

     Management is in the process of obtaining an independent valuation of the Beyond Benefits stock, and management has assigned no value to the earn-out provision. Until the valuation is completed, management has estimated that the stock has a value of approximately $1,000,000. This value is based on the expected future operating results of Beyond Benefits after giving effect to the proposed transaction. A range of cash flow multiples commonly used to value PPO's was applied to determine the estimated enterprise value. Accordingly, the Company has adjusted the carrying value of HSI's goodwill to an estimated fair value of approximately $7,932,635 resulting in a non-cash impairment loss of approximately $500,000 ($0.13 loss per basic and diluted share). The fair value was estimated based on a sales price of $11,000,000 less direct and incremental costs to dispose of approximately $300,000.

     Income tax expense (benefit) has been recognized at the Company's effective income tax rate which, subject to various credits and adjustments, generally approximating 30%. Management believes that there will be no tax benefit related to the asset impairment charge of $500,000.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998

     Total revenue decreased $1,503,776 or 17% to $7,350,687 in 1999 compared to $8,854,463 in 1998. Revenue for HSI decreased $1,557,119 to $6,044,271 in 1999 from $7,601,390 in 1998, a decrease of 20%. A majority of the decrease was attributable to the loss of four significant customers that were active during the comparable period in 1998. Revenue for NHBC increased $53,343 or 4% from $1,253,073 in 1998 to $1,306,416 in 1999. Overall, capitated fees declined 17% and repricing fees declined approximately 14% from the year ago period.

     Other fees include charges to customers for medical case management, utilization review and revenue generated from the sale of provider directories. The prior period results include revenue from a Company administered pharmacy benefit program that was terminated in June 1999. Other fees decreased $176,085 or 59% from $300,160 in 1998 to $124,075 in 1999. Approximately $155,000 of the
decrease is attributable to the termination of the pharmacy benefit program.

     Cost of services includes the cost of outsourcing the medical case management and utilization review functions, commissions paid to outside brokers, fees paid to other PPO networks for access to providers not contracted directly with the Company, the cost of electronic claims processing and the cost of printing provider directories. Included in the prior year period are costs associated with administering the Company's pharmacy benefit program. Cost of services decreased $285,138 or 22% to $996,636 in 1999 from $1,281,774 in the comparable period in 1998. Approximately $150,000 of the decrease is due to the termination of the pharmacy benefit program. The remaining reduction is due to a decrease in access fees paid to other PPO networks during the period. As a percentage of total revenue, cost of services decreased to 13.6% for the six months ended September 30, 1999 from 14.5% for the comparable period in 1998.

     Salaries and wages include all employee compensation, payroll taxes, health insurance and other employee benefits. Also included in this category are the commissions paid to in-house sales and marketing personnel. For the six months ended September 30, 1999, salaries and wages were $3,776,948 compared to $4,066,272 for the six months ended September 30, 1998, a decrease of $289,324 or 7%. The decrease is attributable to a reduction in staffing levels as a result of departmental reorganizations that were recently implemented. In addition, sales commissions have decreased as a result of the decline in revenue.

     General and administrative expenses include all other operating expenses such as, telecommunications, office supplies, postage, travel and entertainment, professional fees, bad debt expense, insurance, rent and utilities. For the six months ended September 30, 1999, general and administrative expenses were $2,021,552 compared to $2,497,108 for the comparable period in 1998, a decrease of $475,556 or 19%. Bad debt expense for the six months ended September 30, 1999 was $197,654 compared to $330,305 in the comparable period in 1998, a decrease of approximately $133,000 or 40%. The decrease is a result of the lower revenue in the period and better collection efforts. The decrease in bad debt expense accounted for approximately 28% of the overall decrease in general and administrative expenses. The remainder of the decrease in is due to tighter cost controls throughout the various operating expense categories and the effect of the closing of a regional office in Dallas, Texas in June 1999.

     Depreciation and amortization increased $58,567 or 10%, to $640,866 in 1999 from $582,299 in 1998. The increase is due to higher depreciation expense as a result of an increase in gross property and equipment. At September 30, 1999, gross property and equipment was $3,540,285 compared to 3,424,446 at September 30, 1998.

     Interest expense for the six months ended September 30, 1999 was $141,290 compared to $249,292 for the comparable period in 1998, a decrease of $108,292 or 43%. The decrease in interest expense is attributable to a lower level of indebtedness during the current six month period.

     The acquisition of HSI in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", management evaluated the recoverability of the long-lived assets, including goodwill. While management originally believed that revenues and profits could grow after HSI's operations were fully integrated into the Company, management also explored strategic mergers and acquisitions that would complement HSI's operations. In May 1999, management received an offer to sell HSI to Beyond Benefits, Inc. a privately held managed healthcare company. The original offer was for $15,500,000 in cash. However, in subsequent negotiations, that offer was reduced in final form to $10,000,000 in cash, 5% of the common equity of Beyond Benefits, Inc. and an earn-out provision for up to an additional $1,250,000. The offer was approved by the Board of Directors on August 19, 1999, subject to shareholder approval.

     Management is in the process of obtaining an independent valuation of the Beyond Benefits stock, and management has assigned no value to the earn-out provision. Until the valuation is completed, management has estimated that the stock has a value of approximately $1,000,000. This value is based on the expected future operating results of Beyond Benefits after giving effect to the proposed transaction. A range of cash flow multiples commonly used to value PPO's was applied to determine the estimated enterprise value. Accordingly, the Company has adjusted the carrying value of HSI's goodwill to an estimated fair value of approximately $7,932,635 resulting in a non-cash impairment loss of approximately $500,000 ($0.13 loss per basic and diluted share). The fair value was estimated based on a sales price of $11,000,000 less direct and incremental costs to dispose of approximately $300,000.

     Income tax expense (benefit) has been recognized at the Company's effective income tax rate which, subject to various credits and adjustments, generally approximating 30%. Management believes that there will be no tax benefit related to the asset impairment charge of $500,000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the company had $115,000 in cash and cash equivalents compared to $72,000 at September 30, 1998. At September 30, 1999, the Company had a working capital deficiency of approximately $2,200,000 compared to a working capital deficiency of $2,900,000 at March 31, 1999, an improvement of approximately $700,000.

     During the three months ended September 30, 1999, the Company received approximately $163,000 in cash from the exercise of employee stock options.

     On June 7, 1999, the Company sold its vision benefit program for $125,000 in cash to an immediate family member of a former officer of the Company. The Company recognized a gain on the sale of approximately $114,000. The vision program accounted for approximately $14,000 in revenue during the six months ended September 30, 1999.

     The Company's senior lender is Harris Trust and Savings Bank in Chicago. In December 1997, Harris provided the debt financing for the Company's acquisition of HealthStar, Inc. The debt consisted of a $2,500,000 term loan and a $1,500,000 line of credit. Both credit facilities had a term of three years. The term loan was set to amortize over the three year period with quarterly payments of principal of $100,000 in year one, $125,000 in year two, $150,000 in year three and a final balloon payment at maturity in December 2000. The amount permitted to be outstanding on the line of credit is determined by a borrowing base calculation that is submitted to the bank on a monthly basis. At the end of each month, the total amount outstanding on both the term loan and line of credit cannot exceed the sum of 80% of the eligible accounts receivable and 50% of the gross fixed assets of the Company.

     Under the terms of the credit facility, the Company is required to be in compliance with a series of financial covenants such as a minimum current ratio, maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 1999, the Company was not in compliance with two of the three covenants which caused an event of default under the credit agreement. On June 8, 1999, the bank agreed to a waiver and reset the covenant levels. As a condition to granting the waiver, the bank amended the terms of the credit facility whereby it required the Company to payoff all outstanding indebtedness no later than November 30, 1999. The interest rate on both the term loan and line of credit was increased to prime plus 1.5% and a minimum earnings covenant was added.

     At September 30, 1999, the total amount owed to the bank was $2,975,000. The debt consisted of $1,925,000 on the term loan and $1,050,000 outstanding on the line of credit. On September 30, 1999, the Company was required to make a $150,000 principal payment on the term loan, however, the Company did not have the cash available to make the payment. On October 19, 1999, the Company prepared its monthly borrowing base report for September and it indicated that the Company was required to make a payment of $100,000 on the line of credit. The Company did not have the cash available to make the payment an the bank was notified. These events constituted a default under the credit facility and the bank exercised its right to raise the interest rate on the term loan and line of credit to prime plus 3.5% which equates to 12.0% as of November 17, 1999.

     On November 19, 1999, the Company and the bank entered into an agreement as follows: (i) the Company made a payment of $100,000 on the line of credit concurrent with entering into the agreement; (ii) on November 30, 1999, the Company will make the $150,000 principal payment which was due on September 30, 1999; (iii) the bank will extend the maturity date of the term loan and line of credit to January 31, 2000; and (iv) the bank will reset the interest rate on the term loan and line of credit to prime plus 1.0% on November 30, 1999 from the current rate of prime plus 3.5%.

     The Company has arranged a private placement of common stock to one or more accredited investors and the proceeds, estimated to be $300,000, will be used to fund the November 30, 1999 payment of $150,000 due under the agreement.

     If the proposed sale of HSI to Beyond Benefits, Inc. is approved by the shareholders, the Company expects to receive $10,000,000 in cash at closing, which will be sufficient to pay off the total amount of indebtedness due to the bank on January 31, 2000. The estimated outstanding indebtedness at maturity is $2,725,000. If the proposed transaction is not consummated prior to January 31, 2000, the Company will have to seek additional financing from outside sources to pay off the indebtedness owed to the bank. There are no assurances that such financing will be available to the Company.

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

     The Company has determined that many of its internal computer programs and some items of its equipment are susceptible to potential Year 2000 system failures or processing errors. This assessment of internal systems is substantially complete. The Company has modified and replaced the impacted programs or equipment. Remediation efforts are underway using both internal and external resources, with priority given to the systems whose failure might have a material impact on the Company. To date all required changes have been identified and made and testing of the changes is approximately 95% complete.

     The Company is also dependent on its contracted medical providers and payer customers to successfully address their respective Year 2000 technology issues in connection with their claims processing functions. An important part of the Year 2000 program involves working with those third parties to determine the extent to which the Company may be vulnerable to their failure to address their own Year 2000 issues. The Company is communicating with those third parties to ascertain whether their Year 2000 issues which might impact the Company are being addressed. Where practical and appropriate, the Company will try to verify the information or assurances they provide with testing, particularly with regard to mission critical relationships. At present, the Company has not been advised by any third party of any Year 2000 issue likely to materially interfere with the Company's business. However, not all third parties have been responsive to the Company's inquiries and there may be providers of significant services on which the Company relies, such as utilities, which are unwilling or unable to provide information concerning their Year 2000 readiness. To the extent that outside vendors do not provide satisfactory responses, the Company will consider changing to vendors who have demonstrated Year 2000 readiness. However, there are no assurances that the Company will be able to do so.

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

     The consequences of an uncorrected Year 2000 issue could include business interruption, exposure to monetary claims by customers and others and loss of business goodwill. The likelihood of these events and the possible financial impact if they occur cannot be predicted.

     The Company is continuing to upgrade equipment to be Year 2000 compliant and total expenditures relating to the upgrade for the year are expected to be approximately $40,000 and to date the Company has spent approximately $30,000.

     The estimates and conclusions set forth above contain forward-looking statements and are based on management's best estimate of future events. Risks to completing the plan include the availability of resources, the Company's ability to discover and correct material Year 2000 issues, and other third parties on which the Company relies to bring their systems into Year 2000 compliance.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

CHANGES TO THE BOARD OF DIRECTORS

     On July 27, 1999, Gerald E. Finnell, Gary L. Nielsen, Jon M. Donnell and Thomas S. O'Brien, resigned as Directors of HealthStar Corp. and were replaced by Edward M. Chism, Brian McWilliams, Dr. Luis A. Queral and Dr. Michael D. Flax. Edward M. Chism was appointed Chairman of the Board. These four new Directors joined Stephen J. Carder on the Board. The resignations were not related to any disagreements between any Director and the Company regarding any matter relating to the Company's operations, policies or practices.

     On August 19, 1999, Stephen J. Carder, Darren T. Horndasch and Denise E. Nedza resigned as HealthStar's CEO, COO and CFO respectively. Mr. Carder also resigned as a Director, but remains President of HealthStar's subsidiaries, HealthStar, Inc. and National Health Benefits and Casualty Corp. Mr. Horndash and Ms. Nedza remained in their respective positions at HealthStar, Inc. Thomas
C. Ronk was named HealthStar Corp.'s new President and CEO and was elected to the Company's Board of Directors. Steven A. Marcus was named Vice President and Chief Financial Officer of HealthStar Corp. Also on August 19, 1999, Brian McWilliams resigned from HealthStar's Board of Directors. Mr. McWilliams left for personal reasons and was replaced by David J. Lewis. Also on August 19, 1999, Richard A. Yardley was named to the Board of Directors.

     On November 12, 1999, Thomas C. Ronk resigned as President, Chief Executive Officer and Director of HealthStar Corp. On the same date, Richard A. Yardley also resigned as a Director of HealthStar Corp. and was replaced by Isidor Buholzer. Edward M. Chism, Chairman of the Board, was appointed President and Chief Executive Officer of HealthStar Corp.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Compensation Agreement between the Company and Darren Horndasch dated July 1, 1999.

          10.2 Compensation Agreement between the Company and Denise Nedza dated July 1, 1999.

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

     A report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on October 13, 1999, relating to the Company entering into a Definitive Agreement to sell the stock of its wholly owned subsidiary, HealthStar, Inc., to Beyond Benefits, Inc.

     A report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on November 22, 1999 relating to the termination of an agreement whereby the Company was to have acquired a 49% interest in Physiciansite.com, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized, this 22nd day of November 1999.


                                   HEALTHSTAR CORP.


                                   By: /s/ Steven A. Marcus
                                       -----------------------------------------
                                   Steven A. Marcus
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)