Form 10QSB
period 1999-12-31
HEALTHSTAR CORP /UT/
filed 2000-02-14
CIK 877050

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/x/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to _______________

                         Commission file number 0-19499

                                HEALTHSTAR CORP.

        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                            91-1934592
      (State or other jurisdiction                           (I.R.S. employer
    of incorporation or organization)                      identification no.)

                      15720 N. GREENWAY HAYDEN LOOP SUITE 1
                            SCOTTSDALE, ARIZONA 85260
                    (Address of principal executive offices)

                                 (480) 451-8575
                           (Issuer's Telephone Number)

            8745 WEST HIGGINS ROAD, SUITE 300 CHICAGO, ILLINOIS 60631
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common stock, $0.001 par value, 4,145,872 shares outstanding as of February 11, 2000.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet as of December 31, 1999                                3

          Consolidated Statements of Operations and Retained Earnings
          (Accumulated Deficit) for the Three and Nine Months Ended                         4
          December 31, 1999 and 1998

          Consolidated Statements of Cash Flows for the Nine Months Ended
          December 31, 1999 and 1998                                                        5

          Notes to Unaudited Consolidated Financial Statements                              6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                        11

PART II.  OTHER INFORMATION

Item 5.   Other Information                                                                18

Item 6.   Exhibits and Reports on Form 8-K                                                 18

Signatures                                                                                 19



                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                        DECEMBER 31,
                                                                            1999
                                                                       ----------------
                                     Assets

 Current assets:
   Cash and cash equivalents                                         $          299,783
   Trade accounts receivable, less allowance for doubtful
     accounts of $140,393                                                     1,537,176
   Other current assets                                                         372,906
                                                                       ----------------
          Total current assets                                                2,209,865

 Property and equipment, net                                                  1,893,835
 Goodwill, net of accumulated amortization of $1,186,762                      7,674,809
 Other assets, at cost                                                          166,179
                                                                       ----------------
          Total assets                                               $       11,944,688
                                                                       ================

                Liabilities And Shareholders' Equity

 Current liabilities:
   Accounts payable                                                  $          509,064
   Accrued expenses                                                           1,203,783
   Current portion of long-term debt                                          1,525,000
                                                                       ----------------
           Total current liabilities                                          3,237,847
                                                                       ----------------
 Shareholders' equity:
    Common stock, $.001 par value 15,000,000 shares authorized,
      4,145,872 shares issued and outstanding                                     4,146
    Additional paid -in capital                                               8,727,428
    Accumulated deficit                                                        (24,733)
                                                                       ----------------
          Total shareholders' equity                                          8,706,841
                                                                       ----------------
          Total liabilities and shareholders' equity                 $       11,944,688
                                                                       ================




See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (ACCUMULATED DEFICIT)
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           DECEMBER 31,                     DECEMBER 31,
                                                                    ---------------------------     -----------------------------
                                                                       1999            1998             1999            1998
                                                                    -----------     -----------     -------------    ------------
Revenues:
   Capitated fees                                                $   2,035,116   $   2,338,476   $     6,201,906  $    7,354,196
   Repricing fees                                                    1,234,267       1,783,766         4,294,089       5,322,349
   Other fees                                                           43,115         121,718           222,138         460,017
                                                                    -----------     -----------     -------------    ------------
                                                                     3,312,498       4,243,960        10,718,133      13,136,562
Operating expenses:
   Cost of services                                                    405,060         589,578         1,401,696       1,871,352
   Salaries and wages                                                1,793,340       2,162,510         5,570,288       6,228,782
   General and administrative                                        1,069,775       1,150,493         3,091,327       3,647,601
   Depreciation and amortization                                       296,647         305,497           937,513         887,796
                                                                    -----------     -----------     -------------    ------------
                                                                     3,564,822       4,208,078        11,000,824      12,635,531
                                                                    -----------     -----------     -------------    ------------
Income (loss) from operations                                        (252,324)          35,882         (282,691)         501,031

Non-operating income (expense)
   Interest expense                                                   (89,310)        (83,901)         (230,600)       (333,193)
   Gain on disposition of assets                                     1,031,210              --         1,145,748              --
   Asset impairment charge                                           (150,000)              --         (650,000)              --
                                                                    -----------     -----------     -------------    ------------
Income (loss) before income taxes                                      539,576        (48,019)          (17,543)         167,838
Income tax expense (benefit)                                           243,577         (1,582)           223,893          68,418
                                                                    -----------     -----------     -------------    ------------
             Net income (loss)                                         295,999        (46,437)         (241,436)          99,420
Retained earnings (accumulated deficit) at beginning of period       (320,732)         538,230           216,703         392,373
                                                                    -----------     -----------     -------------    ------------
Retained earnings (accumulated deficit) at end of period         $    (24,733)   $     491,793   $      (24,733)  $      491,793
                                                                    ===========     ===========     =============    ============
Earnings (loss) per share-basic and diluted                      $        0.07   $      (0.01)   $        (0.06)  $         0.03
                                                                    ===========     ===========     =============    ============
Weighted average shares outstanding-basic and diluted                3,966,850       3,385,089         3,879,378       3,159,979
                                                                    ===========     ===========     =============    ============


See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                      --------------------------------
                                                                          1999               1998
                                                                      --------------       -----------

Operating activities:
  Net income (loss)                                                $     (241,436)   $          99,420
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization                                          937,513             887,796
    Gain on the disposition of assets                                  (1,145,748)                  --
    Asset impairment charge                                                650,000                  --
    Bad debt expense                                                       287,654             442,542
    Stock-based compensation                                                27,500              15,000
    Interest expense on debentures                                             --               29,578
  Increase (decrease) in cash resulting from changes in
    operating assets and liabilities:
    Trade accounts receivable                                             (63,727)           (361,639)
    Other current assets                                                    20,647            (32,830)
    Accounts payable                                                     (519,822)           (222,118)
    Accrued expenses                                                     (385,252)           (820,139)
                                                                      -------------     --------------
      Net cash provided by (used in) operating activities                (432,671)              37,610
                                                                      -------------     --------------
Investing activities:
   Purchases of equipment                                                (181,726)           (371,915)
   Proceeds from the sale of equipment                                          --               5,113
   Proceeds from the disposition of assets                               1,625,000                  --
                                                                      -------------     --------------
      Net cash provided by (used in) investing activities                1,443,274           (366,802)
                                                                      -------------     --------------
Financing activities:
   Decrease (increase) in other assets                                      68,119            (96,399)
   Net proceeds from line of credit                                             --           (300,000)
   Payments on term loan, net                                          (1,400,000)             550,000
   Proceeds from issuance of common stock                                  549,125                  --
                                                                      -------------     --------------
      Net cash provided by (used in) by financing activities             (782,756)             153,601
                                                                      -------------     --------------
Net increase (decrease) in cash and cash equivalents                       227,847           (175,591)
Cash and cash equivalents at beginning of year                              71,936             199,466
                                                                      -------------     --------------
Cash and cash equivalents at end of period                          $       299,783   $         23,875
                                                                      =============     ==============



See accompanying notes to unaudited consolidated financial statements

                        HEALTHSTAR CORP. AND SUBSIDIARIES

              Notes To Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     HealthStar Corp. (the "Company") is a healthcare management company dedicated to controlling the costs, improving the quality and enhancing the delivery of healthcare services. The Company markets and provides programs and services to a variety of payers of medical claims such as insurance companies, self-insured businesses and third parties that administer employee medical plans. These programs and services assist the Company's customers in reducing healthcare costs for group health plans, workers' compensation coverage and automobile accident injury claims. The Company operates its business through its wholly owned subsidiary, HealthStar, Inc. ("HSI").

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

     Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and warrants and to the assumed conversion of all dilutive convertible securities and stock. If shares are considered anti-dilutive, they are not presented in loss per share calculations.

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

     REVENUE RECOGNITION

     The Company provides it customers with access to a network of healthcare providers which includes physicians, acute care hospitals and ancillary providers such as outpatient surgery centers and home healthcare agencies. These providers have contractually agreed with the Company to provide healthcare services to the Company's customers at a discount from billed charges. The Company generates revenue from its customer base by charging network access fees. The Company enters into contracts with its customers and charges network access fees using either of two methods. Customers may choose to pay a capitated fee, which is a fixed, monthly fee per eligible subscriber. Initial enrollment figures are based on estimates provided by the customer. Actual enrollment figures are subsequently provided by the customer and are updated periodically at intervals ranging from monthly to semi-annually. Capitated revenue is recognized on a monthly basis when customers are billed using the most current enrollment figures available. Adjustments are made when the customer submits new enrollment figures. The other method under which customers may elect to pay the Company for network access is called a repricing fee. Under this method, the Company receives a percentage of the dollar amount of the discount granted by the healthcare provider for services rendered to an enrolled subscriber. The Company's percentage of the dollar amount of the discount is determined by contract and varies from customer to customer. Repricing fees are recognized as revenue when the Company processes the medical claim, calculates the discount and notifies the customer of the amount due.

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

     A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit has been established for the capital loss carryforward and a portion of the net operating loss carryforward that may not be recognized in future years.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Management reviews the possible impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets measured using quoted market prices when available or the present value of the estimated expected future cash flows using a discount rate commensurate with the risks involved. In measuring impairment, assets will be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

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

     OTHER FEES

     Other fees consists of revenue generated from the Company's pharmacy management and case management programs, as well as from the sale of provider directories that are generated for use by enrollees of the Company's clients. Other fees are recognized when realized, which is generally when users are billed.

     COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS 130) which established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Adoption of this standard required no additional disclosures for the Company. Comprehensive income (loss) was the same as net income (loss) for all periods presented.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

(2)  ASSET IMPAIRMENT CHARGE

     The Company's acquisition of HSI in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", management evaluated the recoverability of the long-lived assets, including goodwill. While management originally believed that revenues and profits could grow after HSI's operations were fully integrated into the Company, management also explored strategic mergers and acquisitions that would complement HSI's operations. In May 1999, management received an offer to sell HSI to Beyond Benefits, Inc. a privately held managed healthcare company. The original offer was for $15,500,000 in cash. However, in subsequent negotiations, that offer was reduced to $10,000,000 in cash, 5% of the common equity of Beyond Benefits, Inc. and an earn-out provision for up to an additional $1,250,000. The offer was accepted and approved by the Board of Directors on August 19, 1999, subject to shareholder approval.

     On December 16, 1999, the Company and Beyond Benefits entered into an amendment to the Stock Purchase Agreement to provide that the cash portion of the purchase price be increased to $10,850,000 from $10,000,000 and to remove from the purchase price 303,943 shares of Beyond Benefits' non-voting common stock which was to have represented 5% of the common equity of Beyond Benefits. Accordingly, the Company has adjusted the carrying value of HSI's goodwill to an estimated fair value of approximately $7,674,809, resulting in a non-cash impairment charge of $150,000 ($0.04 loss per basic and diluted share) in the current quarter and $650,000 ($0.17 loss per basic and diluted share) for the nine months ended December 31, 1999. The fair value was estimated based on a sales price of $10,850,000 less direct and incremental costs to dispose of approximately $300,000.

(3)  BUSINESS SEGMENTS AND MAJOR CUSTOMERS

     The Company's operations are in one operating business segment, the marketing and provision of programs and services to insurance companies, self-insured businesses, health and welfare funds and third parties that administer employee medical plans.

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

(4)  DEBT

     Debt consists of the following at December 31, 1999:

    Note payable to Harris Trust and Savings Bank, due
    February 29, 2000 secured by substantially all the
    Assets of the Company                                         $1,325,000

    Unsecured note payable to the seller of HSI, interest
    payable monthly at 8.0%, currently due                           200,000
                                                                     -------
                                                                  $1,525,000
                                                                  ==========


     The Company had anticipated using a portion of the cash proceeds from the sale of HSI to Beyond Benefits, Inc. to repay the remaining term loan balance of $1,325,000, however, this transaction will not be consummated prior to the maturity date of the loan. The Company and Harris Bank are currently negotiating an amendment to the credit agreement, which would provide for an extension of the maturity date of the term loan to March 31, 2000. If the Company is not successful in extending the maturity date, the Company would need to raise additional capital from outside sources in order to meet its obligation to the bank. There can be no assurances that the Company will be able to secure the necessary funding required to repay the term loan.

(5)  RELATED PARTY TRANSACTIONS

     On June 7, 1999, the Company sold its vision program for cash consideration of $125,000 to an immediate family member of a former officer of the Company. The Company recognized a gain on the sale of approximately $114,000.

(6)  SALE OF NHBC

     On December 30, 1999, the Company sold all of the assets of its wholly owned subsidiary National Health Benefits and Casualty Corp. ("NHBC") to Carlmont Capital Group, Inc., a California based company. The Company received $1,500,000 in cash at closing and an earnout agreement that may provide up to an additional $300,000 in cash, based on the actual cash flows of NHBC over the next 18 months. The Company used $1,350,000 of the cash proceeds to pay down indebtedness owed to Harris Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

     This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, history of losses, leverage and debt service, competition, no dividends, limited public market and liquidity, shares eligible for future sale, and other risks detailed in the Company's Securities and Exchange Commission filings.

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the quarter ended December 31, 1999 contained herein and for the year ended March 31, 1999 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 1999.

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

     Through its wholly owned subsidiary, HealthStar, Inc. ("HSI"), the Company provides its customers with access to a nationwide network of healthcare providers. The Company owns and operates the HealthStar Preferred Provider Organization (the "PPO"). At December 31, 1999, the HealthStar PPO network consisted of direct contracts with over 2,000 acute care hospitals, approximately 125,000 physicians and approximately 5,000 ancillary healthcare providers such as outpatient surgery facilities and home healthcare agencies. The Company also provides access to medical cost containment services such as implementing and coordinating case management procedures, managing and reviewing the utilization of healthcare services and comprehensive medical bill review.

RECENT DEVELOPMENTS

     On September 23, 1999, the Company and HSI entered into a Stock Purchase Agreement with Beyond Benefits, Inc., a privately held managed healthcare Company, pursuant to which the Company proposes to sell all of the capital stock of HSI to Beyond Benefits. Under the terms of the agreement, the Company would receive $10,000,000 in cash at closing and 303,943 shares of Beyond Benefits' non-voting series B common stock, which represents 5% of the issued and outstanding common stock of Beyond Benefits. Further, the Company may receive up to an additional $1,250,000 in cash pursuant to an earn-out provision if predetermined HSI revenue figures are realized during the 18 month period following the closing.

     The proposed transaction constitutes the sale of substantially all of the Company's assets for the purpose of Delaware law applicable to the Company. The Company is required to obtain the affirmative vote of a majority of the outstanding shares of its common stock prior to consummating the proposed transaction. On August 19, 1999, the Board of Directors of the Company unanimously approved the proposed transaction subject to the approval by the shareholders. The vote will take place in conjunction with the Company's Annual Shareholders' Meeting, which is expected to be held in March 2000.

     On December 16, 1999, the Company and Beyond Benefits entered into an amendment to the Stock Purchase Agreement to provide that the cash portion of the purchase price be increased to $10,850,000 from $10,000,000 and to remove from the purchase price 303,943 shares of Beyond Benefits' non-voting common stock which was to have represented 5% of the common equity of Beyond Benefits. The amended agreement expires on February 20, 2000. The Company and Beyond Benefits are currently negotiating an extension to the agreement.If the Company is unable to consummate this sale, management intends to concentrate its efforts on the profitable operation of HSI.

     On December 30, 1999, the Company sold all of the assets of its wholly owned subsidiary National Health Benefits and Casualty Corp. ("NHBC") to Carlmont Capital Group, Inc., a California based company. The Company received $1,500,000 in cash at closing and an earnout agreement that may provide up to an additional $300,000 in cash, based on the actual cash flows of NHBC over the next 18 months. The Company used $1,350,000 of the cash proceeds to pay down indebtedness owed to Harris Trust and Savings Bank, which has now been reduced to $1,325,000.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

     The Company derives the majority of its revenue from fees paid by its customers for access to the Company's PPO network of contracted healthcare providers. These providers have contractually agreed with the Company to provide healthcare services to the Company's customers at a discount from billed charges. The Company's customer base consists of a variety of payers of medical claims such as insurance companies, third-party administrators and self-insured employers. The Company enters into contracts with its customers and charges network access fees using either of two methods. Customers may choose to pay a capitated fee, which is a fixed, monthly fee per eligible subscriber. The other method that customers may elect to choose to pay the Company for network access is called a repricing fee. Under this method, the Company receives a percentage of the dollar amount of the discount granted by the healthcare provider for services rendered to an enrolled subscriber. The Company's percentage of the dollar amount of the discount is determined by contract and varies from customer to customer

     Total revenue decreased $932,000 or 22% to $3,312,000 in 1999 compared to $4,244,000 in 1998. Revenue for HSI decreased $754,000 to $2,792,000 in 1999 from $3,546,000 in 1998, a decrease of 21%. The majority of the decrease was attributable to the loss of four significant customers that were active during the comparable period in 1998. Revenue for NHBC decreased $177,000 or 25% from $698,000 in 1998 to $521,000 in 1999. Overall, capitated fees declined 13% and repricing fees declined approximately 31% from the year ago period.

     Other fees include charges to customers for medical case management, utilization review and revenue generated from the sale of provider directories. Other fees decreased $79,000 or 65% from $122,000 in 1998 to $43,000 in 1999.
Approximately $27,000 of the decrease is due to the termination of a Company administered pharmacy benefit program in June 1999. Revenue from case management decreased approximately $25,000 from the prior year period.

     Cost of services includes the cost of outsourcing the medical case management and utilization review functions, commissions paid to outside brokers, fees paid to other PPO networks for access to providers not contracted directly with the Company, the cost of electronic claims processing and the cost of printing provider directories. Included in the prior year period are costs associated with administering the Company's pharmacy benefit program. Cost of services decreased $185,000 or 31% to $405,000 in 1999 from $590,000 in the comparable period in 1998. Approximately $26,000 of the decrease is due to the termination of the pharmacy benefit program. The remaining reduction is due primarily to a decrease in access fees paid to other PPO networks and lower commissions paid to outside brokers as a result of the overall decrease in revenue. As a percentage of total revenue, cost of services decreased from 13.9% at December 31, 1998 to 12.2% at December 31, 1999.

     Salaries and wages include all employee compensation, payroll taxes, health insurance and other employee benefits. Also included in this category are the commissions paid to in-house sales and marketing personnel. For the three months ended December 31, 1999, salaries and wages were $1,793,000 compared to $2,163,000 for the three months ended December 31, 1998, a decrease of $370,000 or 17%. The decrease is attributable to a reduction in staffing levels as a result of departmental reorganizations that were recently implemented. In addition, sales commissions have decreased as a result of the decline in revenue.

     General and administrative expenses include all other operating expenses such as, telecommunications, office supplies, postage, travel and entertainment, professional fees, bad debt expense, insurance, rent and utilities. For the three months ended December 31, 1999, general and administrative expenses were $1,070,000 compared to $1,150,000 for the comparable period in 1998, a decrease of $80,000 or 7%. Bad debt expense for the quarter was $90,000 compared to $106,000 in the comparable period in 1998, a decrease of approximately $16,000 or 15%. The decrease is a result of the lower revenue in the current year period and better collection efforts. The decrease in bad debt expense accounted for approximately 20% of the overall decrease in general and administrative expenses. The remainder of the decrease is due to tighter cost controls throughout the various operating expense categories and the effect of the closing of a regional office in Dallas, Texas in June 1999.

     Depreciation and amortization decreased $8,000 or 3%, to $297,000 in 1999 from $305,000 in 1998. The decrease is due to lower amortization expense as a result of the impairment charge of $500,000 that was taken on September 30, 1999. At December 31, 1999, gross property and equipment was $3,365,474.

     Interest expense for the quarter was $89,000 compared to $84,000 for the comparable period in 1998, an increase of $5,000 or 6%. The increase in interest expense is due to higher interest rates during the current year period.

     On December 30, 1999, the Company sold all of the assets of its wholly owned subsidiary National Health Benefits and Casualty Corp. ("NHBC") to Carlmont Capital Group, Inc., a California based company. The Company received $1,500,000 in cash at closing and an earnout agreement that may provide up to an additional $300,000 in cash, based on the actual cash flows of NHBC over the next 18 months. This transaction resulted in a pretax gain of approximately $1,031,000.

     The acquisition of HSI in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", management evaluated the recoverability of the long-lived assets, including goodwill. In May 1999, management received an offer to sell HSI to Beyond Benefits, Inc. a privately held managed healthcare company. The original offer was $15,500,000 in cash. However, in subsequent negotiations, that offer was reduced to $10,000,000 in cash, 5% of the common equity of Beyond Benefits, Inc. and an earn-out provision for up to an additional $1,250,000. The Board of Directors approved the offer on August 19, 1999, subject to shareholder approval.

     On December 16, 1999, the Company and Beyond Benefits entered into an amendment to the Stock Purchase Agreement to provide that the cash portion of the purchase price be increased to $10,850,000 from $10,000,000 and to remove from the purchase price 303,943 shares of Beyond Benefits' non-voting common stock which was to have represented 5% of the common equity of Beyond Benefits. Accordingly, the Company has adjusted the carrying value of HSI's goodwill to an estimated fair value of approximately $7,674,809, resulting in a non-cash impairment charge of $150,000 ($0.04 loss per basic and diluted share) in the current quarter and $650,000 ($0.17 loss per basic and diluted share) for the nine months ended December 31, 1999. The fair value was estimated based on a sales price of $10,850,000 less direct and incremental costs to dispose of approximately $300,000.

     Income tax expense (benefit) has been recognized at the Company's effective income tax rate, which, subject to various credits and adjustments, generally approximates 30%. Management believes that there will be no tax benefit related to the asset impairment charge of $150,000.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998

     Total revenue decreased $2,419,000 or 18% to $10,718,000 in 1999 compared to $13,137,000 in 1998. Revenue for HSI decreased $2,235,000 to $8,951,000 in
1999 from $11,186,000 in 1998, a decrease of 20%. A majority of the decrease was attributable to the loss of four significant customers that were active during the comparable period in 1998. Revenue for NHBC decreased $184,000 or 9% from $1,951,000 in 1998 to $1,767,000 in 1999. Overall, capitated fees declined 16% and repricing fees declined approximately 19% from the year ago period.

     Other fees include charges to customers for medical case management, utilization review and revenue generated from the sale of provider directories. Other fees decreased $238,000 or 52% from $460,000 in 1998 to $222,000 in 1999.
Approximately $180,000 of the decrease is due to the termination of a Company administered pharmacy benefit program in June 1999.

     Cost of services includes the cost of outsourcing the medical case management and utilization review functions, commissions paid to outside brokers, fees paid to other PPO networks for access to providers not contracted directly with the Company, the cost of electronic claims processing and the cost of printing provider directories. Included in the prior year period are costs associated with administering the Company's pharmacy benefit program. Cost of services decreased $469,000 or 25% to $1,402,000 in 1999 from $1,871,000 in the comparable period in 1998. Approximately $175,000 of the decrease is due to the termination of the pharmacy benefit program. The remaining reduction is due primarily to a decrease in access fees paid to other PPO networks and lower commissions paid to outside brokers as a result of the overall decrease in revenue. As a percentage of total revenue, cost of services decreased from 14.2% at December 31, 1998 to 13.1% at December 31, 1999.

     Salaries and wages include all employee compensation, payroll taxes, health insurance and other employee benefits. Also included in this category are the commissions paid to in-house sales and marketing personnel. For the nine months ended December 31, 1999, salaries and wages were $5,570,000 compared to $6,229,000 for the nine months ended December 31, 1998, a decrease of $659,000 or 11%. The decrease is attributable to a reduction in staffing levels as a result of departmental reorganizations that were recently implemented. In addition, sales commissions have decreased as a result of the decline in revenue.

     General and administrative expenses include all other operating expenses such as, telecommunications, office supplies, postage, travel and entertainment, professional fees, bad debt expense, insurance, rent and utilities. For the nine months ended December 31, 1999, general and administrative expenses were $3,091,000 compared to $3,648,000 for the comparable period in 1998, a decrease of $556,000 or 15%. Bad debt expense for the nine months ended December 31, 1999 was $288,000 compared to $443,000 in the comparable period in 1998, a decrease of approximately $155,000 or 35%. The decrease is a result of the lower revenue in the period and better collection efforts. The decrease in bad debt expense accounted for approximately 28% of the overall decrease in general and administrative expenses. The remainder of the decrease in is due to tighter cost controls throughout the various operating expense categories and the effect of the closing of a regional office in Dallas, Texas in June 1999.

     Depreciation and amortization increased $50,000 or approximately 6% to $938,000 in 1999 from $888,000 in 1998. The increase is due to higher depreciation expense related to the purchase of new computer hardware and software during the last nine months. At December 31, 1999, gross property and equipment was $3,365,474.

     Interest expense decreased $102,000 or 31% to $231,000 in 1999 compared to $333,000 in 1998. The decrease is attributable to lower levels of indebtedness during 1999.

     On December 30, 1999, the Company sold all of the assets of its wholly owned subsidiary National Health Benefits and Casualty Corp. ("NHBC") to Carlmont Capital Group, Inc., a California based company. The Company received $1,500,000 in cash at closing and an earnout agreement that may provide up to an additional $300,000 in cash, based on the actual cash flows of NHBC over the next 18 months. This transaction resulted in a pretax gain of approximately $1,031,000.

     The acquisition of HSI in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", management evaluated the recoverability of the long-lived assets, including goodwill. In May 1999, management received an offer to sell HSI to Beyond Benefits, Inc. a privately held managed healthcare company. The original offer was $15,500,000 in cash. However, in subsequent negotiations, that offer was reduced to $10,000,000 in cash, 5% of the common equity of Beyond Benefits, Inc. and an earn-out provision for up to an additional $1,250,000. The Board of Directors approved the offer on August 19, 1999, subject to shareholder approval.

     On December 16, 1999, the Company and Beyond Benefits entered into an amendment to the Stock Purchase Agreement to provide that the cash portion of the purchase price be increased to $10,850,000 from $10,000,000 and to remove from the purchase price 303,943 shares of Beyond Benefits' non-voting common stock which was to have represented 5% of the common equity of Beyond Benefits. Accordingly, the Company has adjusted the carrying value of HSI's goodwill to an estimated fair value of approximately $7,674,809, resulting in a non-cash impairment charge of $150,000 ($0.04 loss per basic and diluted share) in the current quarter and $650,000 ($0.17 loss per basic and diluted share) for the nine months ended December 31, 1999. The fair value was estimated based on a sales price of $10,850,000 less direct and incremental costs to dispose of approximately $300,000.

     Income tax expense (benefit) has been recognized at the Company's effective income tax rate, which, subject to various credits and adjustments, generally approximates 30%. Management believes that there will be no tax benefit related to the asset impairment charge of $150,000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had approximately $300,000 in cash and cash equivalents compared to $24,000 at December 31, 1998. The Company had a working capital deficiency of $1,028,000 at December 31, 1999, compared to a deficiency of $2,910,000 at March 31, 1999, an improvement of approximately $1,882,005. The Company has historically funded its working capital requirements from cash generated by operations supplemented by borrowings under a line of credit facility.

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

     At September 30, 1999, the total amount owed to the bank was $2,975,000. The debt consisted of $1,925,000 on the term loan and $1,050,000 outstanding on the line of credit. On September 30, 1999, the Company was required to make a $150,000 principal payment on the term loan, however, the Company did not have the cash available to make the payment. On October 19, 1999, the Company prepared its monthly borrowing base report for September and it indicated that the Company was required to make a payment of $100,000 on the line of credit. The Company did not have the cash available to make the payment and the bank was notified. These events constituted a default under the credit facility and the bank exercised its right to raise the interest rate on the term loan and line of credit to prime plus 3.5%, which equated to 12.0% as of November 17, 1999.

     On November 19, 1999, the Company and the bank entered into an amendment to the credit agreement as follows: (i) the Company made a payment of $100,000 on the line of credit concurrent with entering into the agreement; (ii) on November 30, 1999, the Company made the $150,000 principal payment which was due on September 30, 1999; (iii) the bank extended the maturity date of the term loan and line of credit to January 31, 2000; (iv) the bank reset the interest rate on the term loan and line of credit to prime plus 1.0% on November 30, 1999 and (v) the Company could no longer make any borrowings under the line of credit.

     On November 24 1999, the Company raised $300,000 through the issuance of 240,000 shares of common stock in a Regulation D private placement offering. The company used $250,000 of the proceeds to fund the payments to Harris Bank.

     At November 30, 1999, the total indebtedness owed to Harris Bank was $2,725,000. The total amount outstanding on the line of credit was $950,000 and the amount outstanding on the term loan was $1,775,000. On December 7, 1999, the Company made an additional payment of $50,000 on the line of credit to remain in compliance with the borrowing base.

     On December 30, 1999, the Company sold all of the assets of its wholly owned subsidiary National Health Benefits and Casualty Corp. ("NHBC") to Carlmont Capital Group, Inc., a California based company. The Company received $1,500,000 in cash at closing and an earnout agreement that may provide up to an additional $300,000 in cash, based on the actual cash flows of NHBC over the next 18 months. The Company used $1,350,000 of the cash proceeds to payoff the line of credit and paydown the term loan to $1,325,000. In connection with this reduction in debt, Harris agreed to extend the maturity date of the term loan to February 29, 2000.

     The Company had anticipated using a portion of the cash proceeds from the sale of HSI to Beyond Benefits, Inc. to repay the remaining term loan balance of $1,325,000, however, this transaction will not be consummated prior to the maturity date of the loan. The agreement with Beyond Benefits expires on February 20, 2000. The Company and Beyond Benefits are currently negotiating an extension to the agreement. If the Company is unable to consummate this sale, management intends to concentrate its efforts on the profitable operation of HSI. The Company and Harris Bank are currently negotiating an amendment to the credit agreement, which would provide for an extension of the maturity date of the term loan to March 31, 2000. If the Company is not successful in extending the maturity date, the Company would need to raise additional capital from outside sources in order to meet its obligation to the bank. There can be no assurances that the Company will be able to secure the necessary funding required to repay the term loan.

YEAR  2000

     Many computer programs and equipment with embedded chips or processors use two rather than four digits to represent the year and may be unable to accurately process dates after December 31, 1999. This, as well as certain other date-related programming issues, may result in miscalculations or system failures that can disrupt the businesses which rely on them. The term "Year 2000 Issue" is used to refer to all difficulties the turn of the century may bring to computer users.

     The Company determined that many of its internal computer programs and some items of its equipment were susceptible to potential Year 2000 system failures or processing errors. The Company has modified and replaced the impacted programs or equipment. Remediation efforts are underway using both internal and external resources, with priority given to the systems whose failure might have a material impact on the Company. To date all required changes have been identified and made and testing of the changes is complete.

     The Company is also dependent on its contracted medical providers and payer customers to successfully address their respective Year 2000 technology issues in connection with their claims processing functions. An important part of the Year 2000 program involves working with those third parties to determine the extent to which the Company may be vulnerable to their failure to address their own Year 2000 issues. The Company has communicated with those third parties to ascertain whether their Year 2000 issues, which might impact the Company, are being addressed. Where practical and appropriate, the Company has verified the information or assurances they provide with testing, particularly with regard to mission critical relationships. At present, the Company has not been advised by any third party of any Year 2000 issue likely to materially interfere with the Company's business. However, not all third parties have been responsive to the Company's inquiries and there may be providers of significant services on which the Company relies, such as utilities, which are unwilling or unable to provide information concerning their Year 2000 readiness. To the extent that outside vendors do not provide satisfactory responses, the Company will consider changing to vendors who have demonstrated Year 2000 readiness. However, there are no assurances that the Company will be able to do so.

     The Company began to develop contingency plans to minimize any Year 2000 disruptions in the event that an internal or third party mission critical system did not function properly. The contingency plans called for isolation of the failing component and taking the appropriate corrective action, which may include modification or replacement of the faulty hardware, software or non-information system, manual processing of transactions, use of alternative service providers, relocation to temporary facilities, and other measures as deemed necessary. These contingency plans will be continually refined as additional information becomes available.

     The consequences of an uncorrected Year 2000 issue could include business interruption, exposure to monetary claims by customers and others and loss of business goodwill. The likelihood of these events and the possible financial impact if they occur cannot be predicted.

     The Company has upgraded equipment to be Year 2000 compliant and total expenditures relating to the upgrade for the year are approximately $45,000.

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

     On August 19, 1999, Stephen J. Carder, Darren T. Horndasch and Denise E. Nedza resigned as Health Star's CEO, COO and CFO respectively. Mr. Carder also resigned as a Director, but remained President of HealthStar's subsidiaries, HealthStar, Inc. and National Health Benefits and Casualty Corp. Mr. Horndash and Ms. Nedza remained in their respective positions at HealthStar, Inc. Thomas
C. Ronk was named HealthStar Corp.'s new President and CEO and was elected to the Company's Board of Directors. Steven A. Marcus was named Vice President and Chief Financial Officer of HealthStar Corp. Also on August 19, 1999, Brian McWilliams resigned from HealthStar's Board of Directors. Mr. McWilliams left for personal reasons and was replaced by David J. Lewis. Also on August 19, 1999, Richard A. Yardley was named to the Board of Directors.

     On November 12, 1999, Thomas C. Ronk resigned as President, Chief Executive Officer and Director of HealthStar Corp. On the same date, Richard A. Yardley also resigned as a Director of HealthStar Corp. and was replaced by Isidor Buholzler, Jr. Edward M. Chism, Chairman of the Board, was appointed President and Chief Executive Officer of HealthStar Corp.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.4 Amendment to Stock Purchase Agreement between the Company and Beyond Benefits, Inc. dated December 16, 1999.

         27     Financial Data Schedule

    (b)  Reports on Form 8-K

     A report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on November 22, 1999 relating to the termination of an agreement whereby the Company was to have acquired a 49% interest in Physiciansite.com, Inc.

     A report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on January 13, 2000, relating to the Company entering into a Definitive Agreement to sell the assets of its wholly owned subsidiary, NHBC to Carlmont Capital Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of February, 2000.

                             HEALTHSTAR CORP.

                             By: /s/ Steven A. Marcus

                             Steven A. Marcus
                             Vice President and Chief Financial Officer
                             (Principal Financial and Accounting
                             Officer)