Form 10KSB/A
period 1999-03-31
HEALTHSTAR CORP /UT/
filed 2000-03-14
CIK 877050

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB/A

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 1999, as amended on March 9, 2000.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.


                         Commission file number 0-19499

                                HEALTHSTAR CORP.
                                ----------------
              (Name of Small Business as specified in its Charter)

                     Delaware                              91-1934592
         --------------------------------             --------------------
         (State or other jurisdiction of               (I. R. S. Employer
          incorporation or organization)               Identification No.)

8745 West Higgins Road, Suite 300, Chicago, Illinois                   60631
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:             (773) 693-7827
                                      ----------------

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

         Check if there is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Issuer's revenues for its most recent fiscal year were $16,915,292.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low closing sales prices of such stock as of June 22, 1999 was $21,317,543. As of such date, 3,819,872 shares of the Registrant's Common Stock were outstanding.

         Transitional Small Business Disclosure Format: (Check One):
Yes / /    No /X/

                        HEALTHSTAR CORP. AND SUBSIDIARIES

             FORM 10-KSB/A FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

         Group health insurance benefits may be provided through various channels. One source is the traditional insurance company that charges premiums and bears the underwriting risk. Another source is union health and welfare trust funds in which a certain amount of union dues are placed in a trust fund and administered by trustees in accordance with the Taft-Hartley Act. Group health benefits may also be provided by an employer that is self-insured. In these instances, the employer usually contracts with a Third Party Administrator ("TPA") to administer the health plan. Most states have significant legislation related to group health insurance and HMOs. This legislation governs the financial incentives that an insurance company may give insureds. Some state insurance departments also regulate the services that can or must be covered by the insurance company. In addition, the payment of health claims is regulated. In most states, HMOs are highly regulated. PPOs, on the other hand, are usually not subject to the same degree of regulation. In some states, there is little or no regulation of PPOs, while in other states, PPOs are registered with the state but not subject to licensure. Self-insured plans are subject to the federal Employee Retirement Income Security Act of 1934 (ERISA). The union health and welfare funds are subject to the provisions of the Taft-Hartley Act.

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

         There will be no direct impact to the Company's revenue, liquidity or cash flow from the change to RBRVS-based physician fee schedules from the Company's current method of contracting with physicians. The conversion is essentially revenue neutral, which was important in eliciting physicians' support for the change. Since the majority of the Company's revenue is derived on a per subscriber per month basis, management expects that any increase in savings from billed charges as a result of the changes in pricing will be insignificant. The change to RBRVS was necessitated to be more consistent with industry trends. Physicians and their billing offices are more familiar with the Medicare schedule as it has rapidly become the predominant form of pricing. During the contracting process it becomes easier to converse with physicians about the amount of revenue they can expect based on the volume that the Company can deliver to them. The benefit to the Company is in ease of administration. It is easier to maintain fewer fee schedules and because the RBRVS fee schedules are easier to maintain, the Company anticipates that it will be able to shift the repricing function to its payor clients, which has become the trend in the PPO industry, thereby reducing the Company's costs of claims repricing and claims resolution. The Company will begin to shift this function during the third quarter of fiscal 2000.

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

         The Company also markets its Non-Par Claims program. In this program the Company negotiates a discount from medical providers who do not participate in the PPO networks being accessed by the customer, but who submitted a medical claim to a customer of the Company. Many of these non-participating providers are willing to give a one-time discount on the submitted claim in exchange for timely payment of that claim. In exchange for the discount, the client must pay the claim in a timely manner, usually within two weeks. The Company receives a percentage of the savings as compensation for securing the discount.

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

         HealthStar, Inc. has relationships with three (3) other PPO networks at this time: American LifeCare, Virginia Health Network and Great Rivers Network. HealthStar does believe, however, that any time that it can directly contract with providers it is a better alternative than to access provider contracts through other PPO networks. Direct provider contracts are easier to administer and provide HealthStar a greater ability to control provider issues should they arise. In addition, by reducing the number of PPO networks that HealthStar has under contract, HealthStar does not place the fate of its business in the hands of another PPO network. PPO networks have been known to terminate access arrangements which would leave HealthStar looking for other alternatives while at the same time disrupting the client relationships. Finally, HealthStar clients favor working with PPO's that have direct provider contracts for these very same reasons.

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

         The Company does not engage in any professional practice or control the cost of professional services. Likewise, the Company does not believe that membership in the Company's programs constitutes insurance subjecting the Company to laws and regulations governing healthcare insurers and their operations. Certain regulations, present in most state and local jurisdictions, relating to the standards governing licensed healthcare professionals, prohibit such professionals from compensating any third person for soliciting patients or patronage on their behalf. The Company has received immaterial payments for inclusion in the Company's networks from chiropractors and vision service providers, and the Company believes that these payments do not violate such regulations.

         The automobile insurance industry, like the workers' compensation industry, is regulated on a state-by-state basis. While regulatory approval is not required for the Company to offer most of its services to the automobile insurance market, state regulatory approval is required in order to offer automobile insurers products that permit them to direct claimants into a network of medical providers. To date, only a few states have legislation that permits such direction of care. The Company's automobile claims repricing business is non-directed and not affected by such legislation.

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

         The Company is continuing to upgrade equipment to be Year 2000 compliant and total expenditures relating to the upgrade for the year are expected to be approximately $20,000, of which $7,000 was incurred as of June 28, 1999.

         The estimates and conclusions set forth above contain forward-looking statements and are based on management's best estimate of future events. Risks to completing the plan include the availability of resources, the Company's ability to discover and correct material Year 2000 issues, and other third parties on which the Company relies to bring their systems into Year 2000 compliance.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is a party to STATEMAN V. HEALTHSTAR CORP. (Circuit Court of Cook County, Illinois (Chancery Division, Case No. 98 CH 16824)), filed on December 4, 1998. Mr. Stateman claimed a purported breach by the Company of the Stock Purchase Agreement dated December 15, 1997 (the "SPA") pursuant to which he sold all the stock of HealthStar, Inc. to the Company. Section 2.2 of the SPA delineates the consideration to be paid under the SPA, and also provides for a purchase price adjustment, upwards or downwards, by the "Adjustment Amount."
Section 2.2(a) of the SPA specifies the procedures for determining the Adjustment Amount. In his Complaint, Stateman seeks a declaration that the "Adjustment Procedure" be performed by PriceWaterhouseCooper, including a specifically named partner and he seeks damages of up to $900,000. The Company understands through its litigation counsel that Mr. Stateman is prepared to drop his lawsuit and permit PriceWaterhouseCooper to proceed with the Adjustment Procedure. That procedure is, essentially, a review of the closing balance sheet under the SPA which was audited by KPMG. The potential loss range is $0 to $900,000, and presently known facts indicate that any loss would be in the lower end of the range.

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


Fiscal Quarter                                           High              Low
--------------                                           ----              ---
Quarter Ended March 31, 1999                              $4.06            $2.00
Quarter Ended December 31, 1998                           $4.44            $2.50
Quarter Ended September 30, 1998                          $7.63            $2.25
Quarter Ended June 30, 1998                              $11.72            $5.75

Quarter Ended March 31, 1998                             $21.50            $5.50
Quarter Ended December 31, 1997                          $24.25           $18.00
Quarter Ended September 30, 1997                         $18.50           $10.00
Quarter Ended June 30, 1997                              $14.00            $9.50


         There were approximately 800 shareholders of record and approximately 800 beneficial owners of the Company's Common Stock as of March 31, 1999. The Company has neither declared nor paid any cash dividends to date and is restricted by the loan agreement with Harris Bank from paying cash dividends.

         In August 1998, the Company issued an aggregate of 800,000 shares of common stock and a promissory note in the principal amount of $1 million upon the conversion of $4 million of 8% senior subordinated convertible debentures that the Company had issued to two institutional investors in December 1997 in an off-shore private offering pursuant to Regulation S. The Regulation S offering had previously been disclosed in the Company's current report on Form 8-K dated December 12, 1997, and the issuance of the shares and the promissory note had previously been disclosed in the company's current report on Form 8-K dated September 16, 1998, both filed with the Securities and Exchange Commission.

         On March 30, 1999, the Company issued shares in a private placement in reliance upon Section 4(2) of the Securities Act of 1933 to three accredited investors at a price per share of $2.50, as follows: (i) Forward Looking Technologies Ltd., 150,000 shares; (ii) Income Partnership of America 1998 Ltd., 150,000 shares; and (iii) USA Strategic Investments Corp., 100,000 shares. The Company used the aggregate proceeds of the private placement ($1 million) to pay off the $1.0 million promissory note issued in August 1998 upon the conversion of the 8% senior subordinated debentures.

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

         Champion purchased the outstanding stock of HealthStar on December 12, 1997 for approximately $13,728,000. The transaction was accounted for under the purchase method of accounting. The purchase price consisted of approximately $6,000,000 cash, 382,500 shares of Champion common stock valued at $9 a share, a seller note in the amount of $200,000, transaction related costs of approximately $1,245,000 and the assumption of $2,840,000 of liabilities. The assets and liabilities of HealthStar at the time of acquisition were adjusted to their fair values. The excess purchase cost over the estimated fair value of the net tangible assets acquired was approximately $9,000,000 and was recorded as goodwill.

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

         Pro forma revenues for the year ended March 31, 1998 (assuming the acquisition of HealthStar occurred on April 1, 1997) were $20,328,321. The decrease in revenue from 1998 (on a pro forma basis) to 1999 is the result of the unanticipated loss of business attributable to poor service levels prior to the integration of HealthStar. Under the Company's ownership, during the first half of fiscal 1999, HealthStar spent considerable time restructuring its operations to accelerate claims turnaround times, improve its directory production process and enhance its communications with its clients. Throughout and subsequent to this time, HealthStar lost business to its competition. Attrition of HealthStar's revenue base continued in fiscal 1999 as a result of consolidation in the industry as well as pricing pressures. Management has restructured its sales and marketing processes to help generate new sales opportunities as well as to retain existing business. Management believes that HealthStar's loss of business will level off during the first half of the fiscal year ending March 31, 2000.

         Other fees consists of revenue generated from the Company's pharmacy management and case management programs, as well as from the production of provider directories that are generated for use by enrollees of HealthStar's clients. Other fees increased from $360,532 for fiscal 1998 to $540,381 for fiscal 1999, an increase of $179,849, or 50%. The increase is attributable to the acquisition of HealthStar in fiscal 1998.

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

         General and administrative expenses include all other operating expenses such as bad debt expense, telephone charges, office supplies, postage, travel and entertainment, professional fees, rent and utilities. General and administrative expenses increased $2,836,396, or 139%, from $2,041,365 in 1998 to $4,877,761 in 1999. The majority of this increase is attributable to the acquisition of HealthStar. Bad debt expense increased $558,122 to $638,184 in 1999 from $80,062 in 1998 which is also due to the inclusion of the full year of HealthStar operating results in 1999 as compared to 15 weeks of results in the prior year.

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

         At March 31, 1999, the Company was in violation of several of its financial covenants. Harris agreed to a waiver in connection with the violations effective June 8, 1999 upon amending the terms of the credit facility. The amended terms, in addition to requiring that the entire balance outstanding be repaid by November 30, 1999, reset the above-mentioned ratios and added an additional minimum earnings covenant for subsequent periods. Based upon unaudited financial statement balances at May 31, 1999, the Company was in compliance with the revised covenants. Management of the Company believes that they will be in compliance with the revised covenants during subsequent measurement periods largely based on increased sales efforts and cost containment measures. The Company is actively seeking replacement financing through various sources and relationships with other companies in a related line of business to ensure that adequate resources are available to meet the accelerated deadline of the bank debt.

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

         On April 29, 1997, the Company entered into an agreement with Hayes, Incorporated ("Hayes") to acquire 338,476 shares of Hayes common stock for $309,626. The issuance of Hayes common stock resulted in the Company acquiring a 12.4% interest in Hayes. On March 30, 1999, the Company sold its investment back to Hayes for $100,000 cash and a $150,000 promissory note, which resulted in a loss of $59,626.

         On June 7, 1999, the Company sold its vision benefit program for $125,000 in cash to an immediate family member of an officer of the Company. The Company recognized a gain on the sale of approximately $114,000. The vision program accounted for approximately $173,000 in revenue during fiscal 1999. The vision program is not a separate business segment.

         Although there can be no assurances, management of the Company believes that the loss of business experienced during the year has leveled off and management anticipates growth and expansion in the upcoming year through the acquisition of complementary businesses or business lines, management personnel and infrastructure additions. The Company believes additional sources of capital may be required in conjunction with any such acquisition activity. There can be no assurance that the Company will be able to obtain such funds on terms acceptable to the Company. Management believes that cash on hand, amounts available under the revolving line of credit, cash generated from future operations and the sale of assets, as appropriate, will be sufficient to fund the Company's operations and anticipated expansion plans. Management is considering an offer for the purchase of HealthStar which, if consummated, would generate significant cash proceeds.

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

         Statement of Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. The adoption of this statement contains no change in disclosure requirements of the Company.

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

ITEM 7.       FINANCIAL STATEMENTS

         The financial statements attached to this Report on Form 10-KSB/A as pages F-1 to F-18 are incorporated herein by reference.

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

         STEPHEN J. CARDER has been the Company's President, Chief Executive Officer and Director, since April 1998. Prior to April 1998, Mr. Carder served as Executive Vice President, Chief Financial Officer/Treasurer and Secretary of the Company from January 1997 to April 1998. Prior to that, Mr. Carder was principally employed since 1994 as Executive Vice President and Chief Operating Officer of National Property and Casualty Corporation. From 1989 to 1994, Mr. Carder served as Vice President of Finance and Administration for the Del Webb Development Corporation, a subsidiary of Del Webb Corporation, a NYSE company that develops and markets active adult communities. Mr. Carder served as Vice President of Finance for National Health Benefits Corporation from 1987 to 1988. Prior to 1987, Mr. Carder served as Vice President of Finance and Administration for First American Health Concepts, a publicly traded corporation listed on NASDAQ, which markets and administers a national vision program.

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

         DENISE E. NEDZA has been Vice President and Chief Financial Officer of the Company since November 1998. She also serves as Treasurer of the Company. Prior to joining HealthStar, Ms. Nedza was the Regional Chief Financial Officer of Oxford Health Plans (IL), Inc., a wholly-owned subsidiary of Oxford Health Plans, Inc. in Norwalk, Connecticut. Prior to Oxford, she had been the Director of Finance and Administration for PacifiCare/FHP of Illinois. Ms. Nedza received her Bachelor of Science degree in Commerce from DePaul University in Chicago and her MBA from the University of Chicago.

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

                        SUMMARY OF EXECUTIVE COMPENSATION


                                                                                             All Other
Name and Position                              Year          Salary          Bonus        Compensation(1)
-----------------                              ----          ------          -----        ---------------

Stephen J. Carder,                             1999          $186,458            $0            $12,000
     President                                 1998          $135,000       $20,000            $12,000
     Chief Executive Officer,                  1997           $83,750       $33,500             $7,800
     And Director

Darren T. Horndasch(4),                        1999          $139,618            $0            $44,250 (3)
     Vice President,
     Chief Operating Officer

Steven L. Lange(2),                            1999          $136,804            $0             $5,550
     Vice President,                           1998          $110,000       $10,000             $2,425
     Sales and Marketing                       1997           $95,000        $2,500             $6,983


(1) The Company pays each of its executive officers an automobile allowance each month and pays or reimburses its executive officers for business-related expenses. The Company also provides certain health insurance benefits for all full time employees, including its officers. The Company's Officers do not receive additional compensation for serving as directors of the Company.

(2) Mr. Lange served as the Company's Vice President of Sales and Marketing until May 13, 1999. The Company does not intend to replace him at this time.

(3) Includes $15,000 calculated as the Fair Market Value of 5,000 shares of stock awarded at the time of employment and a move allowance of $25,000.

(4) Mr. Horndasch is compensated under an agreement which provides for continuation of his respective salary for 90 days in the event of termination by the Company without cause.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                 Number of securities     Percent of total options
                                  underlying options        granted to employees      Exercise price      Expiration
Name                               granted (#) (1)              in fiscal year          ($/Sh) (1)           date
-----                              ---------------              -----------             ----------           ----
Stephen J. Carder                         0                          0%                      N/A              N/A
Darren T. Horndasch                     30,000                      31.3%                  $2.875           10/8/08
Steven L. Lange (2)                     20,000                      20.8%                   2.875           10/8/08


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


                             Number
                            Shares of                  Number of Unexercised Options       Value of Unexercised
                            Acquired       Value                  Held At                In-The-Money Options At
Name                        on Exercise   Realized            March 31, 1999                  March 31, 1999
----                        -----------   --------            --------------                  --------------
                                                         Exercisable  Unexercisable      Exercisable    Unexercisable
                                                         -----------  -------------      -----------    -------------
Stephen J. Carder               0             0             0                   0            $0              $0
Darren T. Horndasch             0             0             0              30,000             0          13,125
Steven L. Lange (2)             0             0             0              20,000             0           8,750


         No executive officer or director exercised options during the fiscal year ended March 31, 1999.

EMPLOYMENT CONTRACTS AND ARRANGEMENTS

         Darren T. Horndasch, the Vice President and Chief Operating Officer of the Company's subsidiary HealthStar, Inc., is a party to a Compensation Agreement effective July 1, 1999, which sets forth the terms and conditions of Mr. Horndasch's compensation for his service to HSI. The term of this agreement is July 1, 1999 through June 30, 2000. Mr. Horndasch is paid an annual salary of $180,000 under this agreement, and the agreement provides that he will receive his salary for 90 days upon the termination of his employment by the Company without cause. Mr. Horndasch resigned his position with HSI in November 1999 to pursue other opportunities, and his resignation did not trigger the 90-day termination payment provision of the agreement.

         Denise E. Nedza, the Vice President and Chief Financial Officer of HSI, is a party to a Compensation Agreement effective July 1, 1999, which sets forth terms substantially identical to those in the Horndasch agreement, except Ms. Nedza's annual salary is $137,000 per annum. Neither the Company nor any of its subsidiaries is a party to an employment or severance agreement with any other employee.

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

                                                                                                           % of
                                                                                                        Outstanding
Officers and Directors:                                          Shares Beneficially Owned(1)              Stock
----------------------                                           -------------------------                 -----
     Gerald E. Finnell.................................                              0                       *
     Stephen J. Carder.................................                        537,500                      14.07%
     Gary L. Nielsen...................................                              0                       *
     Jon M. Donnell....................................                            500                       *
     Darren T Horndasch................................                          2,250                       *
     Denise E. Nedza...................................                              0                       *
     Directors and Executive Officers as a
      group (6 persons) ...............................                        540,250                      14.14%
5% Holders:
     Thomas H. Stateman................................                        191,250                       5.01%


*    Indicates less than 1.0%.

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

Date:    March 9, 2000.

                                HEALTHSTAR CORP.


                                By: /s/ Steven A. Marcus
                                    -------------------------------------------
                                    Steven A. Marcus
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                HEALTHSTAR CORP.

                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                             March 31, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
HealthStar Corp.:

We have audited the accompanying consolidated balance sheet of HealthStar Corp. and subsidiaries as of March 31, 1999 and the related consolidated statements of operations and retained earnings, and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthStar Corp. and subsidiaries at March 31, 1999, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.



KPMG LLP

Phoenix, Arizona
May 28, 1999

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1999


                             ASSETS
Current assets:
     Cash and cash equivalents                                                         $         71,936
     Trade accounts receivable, less allowance for doubtful accounts of $317,580              1,994,851
     Other current assets                                                                       420,154
                                                                                         -----------------

                 Total current assets                                                         2,486,941

Property and equipment, net                                                                   2,471,686
Goodwill, net of accumulated amortization of $610,784                                         8,569,423
Other assets, at cost                                                                           240,548
                                                                                         -----------------

                 Total assets                                                          $     13,768,598
                                                                                         =================


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                  $        882,911
     Accrued expenses                                                                         1,589,035
     Current portion of long-term debt                                                        2,925,000
                                                                                         -----------------

                 Total current liabilities                                                    5,396,946

                                                                                         -----------------

Shareholders' equity:
     Common stock, $.001 par value, 15,000,000 shares authorized,
        3,819,872 shares issued and outstanding                                                   3,820
     Additional paid-in capital                                                               8,151,129
     Retained earnings                                                                          216,703
                                                                                         -----------------

                 Total shareholders' equity                                                   8,371,652

Commitments and contingencies (notes 2 and 10 )
                                                                                         -----------------

                 Total liabilities and shareholders' equity                            $     13,768,598
                                                                                         =================


See accompanying notes to consolidated financial statements.

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

           Consolidated Statements of Operations and Retained Earnings

                       Years ended March 31, 1999 and 1998


                                                                       1999                  1998
                                                                -------------------   -------------------
Revenues:
     Capitated fees                                          $       9,481,392             3,536,008
     Repricing fees                                                  6,893,519             3,957,456
     Other fees                                                        540,381               360,532
                                                                -------------------   -------------------

                                                                    16,915,292             7,853,996
                                                                -------------------   -------------------

Operating expenses:
     Cost of services                                                2,434,238             1,466,387
     Salaries and wages                                              8,202,561             3,237,534
     General and administrative                                      4,877,761             2,041,365
     Depreciation and amortization                                   1,214,204               391,980
                                                                -------------------   -------------------
                                                                    16,728,764             7,137,266
                                                                -------------------   -------------------

Income from operations                                                 186,528               716,730

Non-operating income (expense):
     Interest expense                                                 (397,165)             (228,320)
     Loss on sale of investment                                        (59,626)                    --
                                                                -------------------   -------------------

Income (loss) before income taxes                                     (270,263)              488,410

Income tax expense (benefit)                                           (94,593)              184,305
                                                                -------------------   -------------------

                    Net earnings (loss)                               (175,670)              304,105

Retained earnings at beginning of year                                 392,373                88,268
                                                                -------------------   -------------------

Retained earnings at end of year                             $         216,703               392,373
                                                                ===================   ===================

Earnings (loss) per share - Basic and Diluted                $           (0.05)                  .11
                                                                ===================   ===================

Weighted average shares outstanding - Basic and Diluted              3,216,676             2,793,750
                                                                ===================   ===================


See accompanying notes to consolidated financial statements.

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 1999 and 1998


                                                                                          1999                  1998
                                                                                   -------------------   -------------------
Operating activities:
     Net earnings (loss)                                                        $        (175,670)              304,105
     Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                   1,214,204               391,980
        Bad debt expense                                                                  638,184                80,062
        Gain related to stock transactions                                                (70,981)                   --
        Loss on investment in healthcare technology company                                59,626                    --
        Loss on sale of fixed assets                                                           --                 5,658
        Increase (decrease) in cash resulting from changes in operating assets and liabilities:
              Trade accounts receivable                                                  (120,589)             (619,338)
              Other current assets                                                       (397,980)               38,218
              Accounts payable                                                           (280,830)             (886,649)
              Accrued expenses                                                           (608,691)              161,539
              Deferred revenue                                                                 --               (58,909)
                                                                                   -------------------   -------------------

                 Net cash provided by (used in) operating activities                      257,273              (583,334)
                                                                                   -------------------   -------------------

Investing activities:
     Purchases of equipment                                                              (369,183)             (141,751)
     Proceeds from sale of fixed assets                                                        --                12,336
     Investment in healthcare technology company                                          100,000              (309,626)
     Acquisition of HealthStar, Inc.                                                           --            (6,000,000)
                                                                                   -------------------   -------------------

                 Net cash used in investing activities                                   (269,183)           (6,439,041)
                                                                                   -------------------   -------------------

Financing activities:

     (Increase) decrease in other assets                                                  (40,620)             (449,915)
     Net proceeds from line of credit                                                     350,000               300,000
     Net proceeds from (payments on) on long-term debt                                   (425,000)            2,475,660
     Issuance (redemption) of convertible debt                                         (1,000,000)            4,000,000
     Proceeds from issuance of common stock                                             1,000,000                    --
                                                                                   -------------------   -------------------

                 Net cash provided by (used in) financing activities                     (115,620)            6,325,745
                                                                                   -------------------   -------------------

Net decrease in cash and cash equivalents                                                (127,530)             (696,630)

Cash and cash equivalents at beginning of year                                            199,466               896,096
                                                                                   -------------------   -------------------

Cash and cash equivalents at end of year                                        $          71,936               199,466
                                                                                   ===================   ===================

Supplemental financial disclosure:

     Interest paid                                                              $         345,738               106,730
                                                                                   ===================   ===================

     Income taxes paid                                                          $         220,737                 1,205
                                                                                   ===================   ===================

Supplemental disclosure of noncash financing activities:

     Settlement on convertible debenture                                        $       3,000,000                    --
                                                                                   ===================   ===================



See accompanying notes to consolidated financial statements.

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

(1)    DESCRIPTION OF BUSINESS

       HealthStar Corp. (the "Company") is a healthcare management company dedicated to controlling the cost, improving the quality and enhancing the delivery of healthcare services. The Company provides related products and services designed to reduce healthcare costs. The Company markets and provides programs and services to insurance companies, self-insured businesses for their medical plans, and third parties that administer employee medical plans. These programs and services assist clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims. The Company operates its business in one segment through its two wholly-owned subsidiaries, HealthStar, Inc. ("HealthStar") and National Health Benefits & Casualty Corporation ("NHBC").

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

       Champion acquired NHBC in a business combination accounted for as a reverse acquisition with a publicly-traded shell company on January 1, 1997. In completing the acquisition, Champion issued 2,200,000 shares of common stock for all of the outstanding shares of NHBC common stock. To effect the combination, the fair value of the net tangible assets of Champion were added to the equity of NHBC.

       Champion purchased the outstanding stock of HealthStar on December 12, 1997 for approximately $13,728,000. The transaction was accounted for under the purchase method of accounting. The purchase price consisted of approximately $6 million cash, 382,500 shares of Champion common stock valued at $9 a share, a seller note in the amount of $200,000, transaction-related costs of approximately $1,245,000 and the assumption of $2,840,000 of liabilities. The assets and liabilities of HealthStar at the time of acquisition were adjusted to their fair values.

       The allocation of purchase price to assets acquired of HealthStar was as follows:


                                                                          HealthStar
                                                                       ------------------

          Cash and cash equivalents                                    $      10,000

          Trade receivables at present value of amounts to be
            received, less bad debt allowance                              1,828,000

          Property and equipment, generally at current
            replacement cost                                               2,828,000

          Goodwill                                                         9,062,000

                                                                       ---------------

          Total purchase price                                         $  13,728,000
                                                                       ===============


                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

       In allocating purchase cost, management considered whether any intangible assets could reasonably be identified and named to which fair values could be ascribed. Since no such allocation could be reasonably made, all excess purchase cost was allocated to goodwill.

       The amortization period of goodwill relative to HealthStar is 20 years ($453,000 per year). This life approximates the periods expected to be benefited based upon the activities of the business acquired.

       On April 29, 1997, the Company entered into an agreement (Acquisition Agreement) with Hayes, Incorporated (Hayes) to acquire 338,476 shares for $309,626. The issuance of Hayes common stock resulted in the Company acquiring a 12.4% interest in Hayes. On March 30, 1999, the Company sold its investment in Hayes for $100,000 cash and a $150,000 promissory note, which resulted in a loss of $59,626.

(2)    LIQUIDITY

       The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recently experienced certain operating losses and working capital deficits that have affected the Company's liquidity. At fiscal year-end, the Company was not in compliance with the minimum fixed charge coverage ratio and minimum current ratio requirements contained within its bank credit agreement. On June 8, 1999, the Company entered into an agreement with respect to its line of credit and bank note which provides for a waiver covering all periods of noncompliance prior to and including March 31, 1999 and a modification of such agreement. The agreement accelerates the due date of outstanding balances on the line of credit and bank note to November 30, 1999. The agreement also resets the above-mentioned ratios as well as adding an additional minimum earnings covenant for subsequent periods. Based upon unaudited financial statement balances at May 31, 1999, the Company was in compliance with the revised covenants. The Company is actively seeking replacement financing through various sources and relationships with other companies in a related line of business to ensure that adequate resources are available to meet the accelerated deadline of the bank debt. Management believes that these actions and plans will provide sufficient working capital in order for the Company to continue as a going concern.

(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.

       (B)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the financial statements of the Company and its two wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

       (C)    CASH EQUIVALENTS

              The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

       (D)    EARNINGS (LOSS) PER SHARE

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

       (E)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       (F)    REVENUE RECOGNITION

              The Company receives repricing fees under two distinct methods of pricing. The first method generates fees that are derived from a negotiated percentage of the medical savings generated from customer claims that are managed and repriced by the Company. These percentage of savings fees are recognized as revenue as the Company renders its claims repricing services and notifies its customers of their required billings reduction for a specified period of time, generally on a monthly basis. The second method generates fees on a per enrollee per month basis. These fees are recognized monthly based on the number of each customer's enrollees regardless of the claims management and repricing services actually provided. Initial enrollments for new customers are based on estimates provided by the customer. Subsequent amounts are based on actual enrollment which are provided by the customer periodically at intervals ranging from monthly to semi-annually.

              Other fees consists of revenue generated from the Company's pharmacy management and case management programs, as well as from the production of provider directories that are generated for use by enrollees of the Company's clients. Other fees are recognized when realized, which is generally when users are billed.

       (G)    COST OF SERVICES

              The major components of cost of services consist of utilization review, case management, external marketing commissions, and costs associated with electronic transmission of customers' healthcare claims.

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

       (H)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which approximates three years for equipment to seven years for furniture and fixtures. Computer software is amortized over three to five years.

       (I)    GOODWILL

              Goodwill, which represent the excess of purchase price over fair value of net tangible assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, ranging from 10 to 20 years with a weighted average period of 20 years.

       (J)    INCOME TAXES

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

       (K)    IMPAIRMENT OF LONG-LIVED ASSETS

              Management reviews the possible impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets measured using quoted market prices when available or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In measuring impairment, assets will be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

       (L)    STOCK BASED COMPENSATION

              The Company applies SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

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

       (M)    COMPREHENSIVE INCOME

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

       (N)    SEGMENT REPORTING

              The Company has one operating business segment, healthcare cost containment, which involves the marketing and provision of programs and services to insurance companies, self-insurance businesses for their medical plans and third parties who administer employee medical plans.

(4)    PROPERTY AND EQUIPMENT

       A summary of property and equipment by major classification at March 31, 1999 follows:


                     Furniture and fixtures          $         774,193
                     Computer software                         626,225
                     Equipment                               2,109,268
                                                        ------------------
                                                             3,509,686

                     Accumulated depreciation               (1,038,000)
                                                        ------------------

                                                     $       2,471,686
                                                        ==================


(5)    DEBT

       Debt consists of the following at March 31, 1999:



          Note payable to Harris Trust and Savings Bank, due November 30, 1999, secured by
            substantially all the assets of the Company                                        $         2,075,000
          Line of credit with Harris Trust and Savings Bank with permitted outstanding borrowings of $1,500,000, and secured by substantially all the assets of the
            Company                                                                                        650,000
          Unsecured note payable to the previous owner of HealthStar, interest payable
            monthly at 8%, currently due                                                                   200,000
                                                                                                   -----------------

                                                                                               $         2,925,000
                                                                                                   =================


                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

       As of March 31, 1999, the Company was in violation of several of the financial covenants required to be met by Harris Trust and Savings Bank ("Harris"). Harris has agreed to a waiver in connection with such violations effective June 8, 1999 upon amending the terms of the Credit Agreement (the "Agreement") by and between the Company and Harris. The amended terms call for payment of $150,000 on both June 30, 1999 and September 30, 1999, with all amounts outstanding payable on November 30, 1999. Interest, which is payable monthly in arrears commencing June 30, 1999, is calculated at the prime rate plus 1.5%. Prior to the amendment, interest had been payable quarterly and was calculated at prime, which was 7.75% at March 31, 1999.

       In connection with the acquisition of HealthStar, Champion issued $4,000,000 Series A 8% Senior Subordinated Convertible Redeemable debentures. The terms of the debentures called for conversion at the lower of 75% of the average closing bid price of Champion stock for the five days preceding the subscription, or 75% of the closing bid price of Champion stock on the day prior to the holders' election to convert. Management of the Company took action shortly after the transaction which resulted in a modification of terms to the original agreement such that the debentures would be converted to Champion stock at the market price at settlement date. On August 31, 1998, $3,000,000 of the debentures were settled through the issuance of 800,000 shares of common stock, and $1,000,000 of the debentures were converted into a promissory note bearing interest at 8%. These settlement terms were substantially at then market rates. The promissory note was redeemed in cash on March 31, 1999.

(6)    ACCRUED EXPENSES

       A summary of accrued expenses at March 31, 1999 follows:


                       Salaries and benefits         $          808,768
                       Professional fees                        107,817
                       Other                                    672,450
                                                        ------------------

                                                     $        1,589,035
                                                        ==================


(7)      STOCK TRANSACTIONS

         A summary of equity transactions follows:


                                                                          Additional                           Total
                                               Common Stock                Paid-In          Retained       Shareholders'
                                         Shares            Amount          Capital          Earnings          Equity
                                    -----------------  ---------------  ---------------  ---------------- ----------------

       Balance, March 31, 1997             5,473,302       $    5,473          874,897            88,268          968,638

       Net income                                  -                -                -           304,105          304,105

       Common stock issued                   382,500              383        3,442,118                 -        3,442,501


       Common stock subscribed                     -                -          300,000                 -          300,000
                                    -----------------  ---------------  ---------------  ---------------- ----------------


                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999




       Balance, March 31, 1998             5,855,802            5,856        4,617,015           392,373        5,015,244

       Net loss                                    -                -                -          (175,670)        (175,670)

       Common stock issued                 1,348,884            1,349        3,530,729                 -        3,532,078

       Reverse stock split               (3,384,814)          (3,385)            3,385                 -                -
                                    -----------------  ---------------  ---------------  ---------------- ----------------

       Balance, March 31, 1999             3,819,872        $   3,820        8,151,129           216,703        8,371,652
                                    =================  ===============  ===============  ================ ================


       During fiscal 1998 the Company issued 382,500 shares of common stock to effect the acquisition of HealthStar. In addition, on March 10, 1998, the Company agreed to settle HealthStar transaction-related costs of $300,000 for 100,000 shares of common stock (note 1). The shares were issued on April 28, 1998.

       On June 29, 1998 the Company issued 9,101 shares of common stock valued at $29,578 as interest payment on the debentures.

       On July 8, 1998 the Company issued 5,000 shares of common stock at $3.00 per share to an employee as compensation.

       On August 31, 1998 the Company issued 800,000 shares of common stock valued at $3.10 per share to effect the settlement of debentures (note
       5).

       On March 30, 1999, the Company entered into three common stock subscription agreements for an aggregate of 400,000 shares, yielding proceeds of $1,000,000. On March 31, 1999, the shares were issued, and the Company issued an additional 34,783 shares for settlement of offering costs.

       In October 1998, the Company effected a 1-for-2 reverse split of common stock. All common stock data in the accompanying financial statements for all years presented have been retroactively adjusted to reflect the stock split.

(8)    BUSINESS AND CREDIT CONCENTRATION

       The Company operates in a very competitive market. The Company's success is dependent upon its ability to market to and contract with insurance companies and self-funded companies, to effectively administer and reprice claims, and to expand into new markets and opportunities through acquisition. Changes in the insurance and health care industries, including the regulation thereof by federal and state agencies, may significantly affect management's estimates of the Company's performance.

       The allowance for doubtful accounts is based on the creditworthiness of the Company's customers as well as consideration for general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

       The Company's customers are located throughout the United States. In 1999 and 1998 there were no customers whose revenue or accounts receivable exceeded 10% of total revenue or total accounts receivable.

(9)    ACQUISITION OF HEALTHSTAR

       The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of HealthStar had occurred at April 1, 1997, with pro forma adjustments together with related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated.


                      Total revenues                         $       20,328,321
                      Net income                             $           56,802
                      Basic earnings per common share        $             .10


(10)   COMMITMENTS AND CONTINGENCIES

       The Company is obligated under noncancelable operating leases for office space and equipment which expire at various dates during the next eight years. Rent expense under noncancelable operating leases was approximately $1,044,000 and $400,000 in 1999 and 1998, respectively.

       Future minimum lease payments under these leases are as follows:


                                                                         OPERATING
                                                                          LEASES
                                                                     ------------------
                     Fiscal years ending March 31:
                         2000                                     $         943,000
                         2001                                               684,000
                         2002                                               650,000
                         2003                                               661,000
                         2004                                               631,000
                         Thereafter                                       1,327,000
                                                                     ------------------

                               Total minimum lease payments       $       4,896,000
                                                                     ==================


       On May 13, 1999, the Company settled litigation of a matter that was originally filed against HealthStar prior its acquisition by Champion. In this litigation an individual claimed breach of contract among other charges. The lawsuit was settled for $200,000, which has been included in other accrued liabilities at March 31, 1999.

       The Company is involved in litigation asserted by the previous owner of HealthStar. In this litigation the plaintiff filed a complaint for breach of contract on December 4, 1998 seeking damages in the amount of $900,000. It is management's opinion that the final outcome of this matter will not materially affect the Company's financial condition.

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

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

(11)   INCOME TAXES

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

       At March 31, 1999, the Company has available net operating loss carryforwards and capital loss carryforwards for Federal income tax purposes, subject to the limitations discussed above, which may provide future tax benefits expiring as follows:


                       EXPIRATION DATE                 OPERATING              CAPITAL
                                                   -------------------    -----------------
                             2000              $                --               48,000
                             2001                               --               78,791
                             2002                               --                   --
                             2003                               --                   --
                             2004                               --                   --
                             2005                              459                   --
                             2006                          201,008                   --
                             2007                               --                   --
                             2008                               --                   --
                             2009                               --                   --
                             2010                           11,465                   --
                             2011                            1,114                   --
                             2012                          264,844                   --
                                                   -------------------    -----------------

                                               $           478,890              126,791
                                                   ===================    =================


                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

       Income tax benefit for the year ended March 31, 1999 consists of:


                                        CURRENT               DEFERRED              TOTAL
                                   -------------------    -----------------    -----------------

      U.S. Federal             $            (76,218)                  --              (76,218)
      State and local                       (18,375)                  --              (18,375)
                                   -------------------    -----------------    -----------------

                               $            (94,593)                  --              (94,593)
                                   ===================    =================    =================


       Income tax expense for the year ended March 31, 1998 consists of:


                                        CURRENT               DEFERRED              TOTAL
                                   -------------------    -----------------    -----------------

      U.S. Federal             $            148,504                   --              148,504
      State and local                        35,801                   --               35,801
                                   -------------------    -----------------    -----------------

                               $            184,305                   --              184,305
                                   ===================    =================    =================

       The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income before taxes.
       The sources and tax effects of the differences are as follows:


                                                                                 1999                 1998
                                                                           ------------------   ------------------
          Computed "expected" federal income tax expense               $          (91,889)             172,859
          Expected state income taxes, net of federal benefit                     (12,127)              23,629
          Expiration of capital losses                                            354,273                   --
          Change in valuation allowance                                          (420,642)             (29,632)
          Non deductible item                                                      (5,520)               8,718
          Other                                                                    81,312                8,731
                                                                           ------------------   ------------------

                                                                       $          (94,593)             184,305
                                                                           ==================   ==================


                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets are as follows, there are no material deferred tax liabilities:


                                                                                  1999                 1998
          Deferred tax assets:
            Net operating loss carry forward                           $          186,767              162,823
            Capital loss carryforward                                              49,448              351,963
            Reserve for bad debt                                                  123,856               85,000
            Accrued expenses                                                       52,336               44,880
                    Deferred tax asset                                            412,407              644,666

            Less valuation allowance                                             (184,325)            (527,408)
                                                                           ------------------   ------------------

                    Net deferred tax asset                                        228,082              117,258

          Deferred tax liabilities:
            Amortization                                                          (83,118)

            Fixed Assets                                                         (101,073)             (73,561)
            Prepaid expenses                                                      (43,891)             (21,524)
                                                                           ------------------   ------------------

                    Deferred tax liability                                       (228,082)            (117,258)
                                                                           ------------------   ------------------

                    Net deferred tax asset                             $               --                   --
                                                                           ==================   ==================


       The reduction of the total valuation allowance for the year ended March 31, 1999 of $343,083 is primarily due to the expiration of the capital loss carryforward. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the entire benefit of the deferred tax assets.

(12)   STOCK OPTIONS

       Effective August 18, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the Plan). The Plan allows incentive stock options to be granted to employees only, while non-qualified stock options may be granted to the Company's directors and key personnel and to providers of various services to the Company. Incentive stock options to purchase shares of the Company's common stock must be granted at a price determined by the Board of Directors. The exercise price for individuals granted incentive stock options must be no less than 100 percent of the fair market value.

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

       Both incentive stock options and qualified stock options may be exercised within five years from the date of grant and vest in two to three years. The Company has reserved 500,000 shares of common stock for grants under the Plan. The Plan is administered by the Board of Directors, which establishes the awards, vesting requirements and expiration dates of options granted.

       The fair value of options granted under the Plan was estimated on the date of grant with vesting periods ranging from two to three years using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.3%, expected volatility of 100% and an expected life of five years.

       At March 31, 1999, the Company had 121,000 options outstanding at an exercise price of $2.88.

       The Company applies APB Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings
       (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                                              MARCH 31,
                                                                                 1999
                                                                           -----------------

          Net earnings (loss)                       As reported         $      (175,670)
                                                    Pro forma                  (193,309)
          Earnings (loss) per share - basic         As reported                    (.05)
                                                    Pro forma                      (.06)
          Earnings (loss) per share - diluted       As reported                    (.05)
                                                    Pro forma                      (.06)


       The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of two to three years.

       A summary of the aforementioned stock plan activity follows:


                                                                              WEIGHTED
                                                                               AVERAGE
                                                                              PRICE PER
                                                          NUMBER                SHARE
                                                     ------------------   ------------------

          Balance, March 31, 1998                                 --     $           --
          Granted                                            141,000               2.88
          Forfeited                                          (20,000)              2.88
                                                     ------------------   ------------------

          Balance, March 31, 1999                            121,000     $         2.88
                                                     ==================   ==================


                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999

       A summary of stock options granted at March 31, 1999 follows:


                                         OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       --------------------------------------------------------  ------------------------------------
                                               WEIGHTED-
                            NUMBER              AVERAGE             WEIGHTED-         NUMBER              WEIGHTED-
         RANGE OF         OUTSTANDING         REMAINING             AVERAGE         EXERCISABLE            AVERAGE
         EXERCISE         AT MARCH 31,       CONTRACTUAL            EXERCISE        AT MARCH 31,          EXERCISE
          PRICES             1999               LIFE                 PRICE             1999                 PRICE
      ---------------  ------------------  -----------------    ---------------  -----------------    ---------------

      $2.88                 121,000            10 years        $     2.88              --            $     2.88
                       ------------------                       ---------------  -----------------    ---------------

                            121,000                            $     2.88              --            $     2.88
                       ==================                       ===============  =================    ===============


(13)   BENEFIT PLANS

       The Company has a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees are permitted to make contributions to the plan in accordance with IRS regulations. The Company may make discretionary contributions as approved by the Board of Directors. There were no contributions made during 1999 and 1998.

       In August 1998, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). Under the terms of the Purchase Plan, employees may purchase a total of up to 500,000 shares of common stock. The purchase price per share is 85% of the lessor of (1) the market value of common stock on the last business day of the purchase period or, (ii) the greater of the market value of common stock for the purchase period and the market value of common stock on the first business day of the purchase period. The first offering period for this plan began April 1, 1999.

(14)   SUPPLEMENTAL FINANCIAL INFORMATION

       A summary of additions and deductions related to the allowance for doubtful accounts follows:


                                                                                       1999              1998
                                                                                -----------------    ---------------
       Balance at beginning of period                                                 $250,000       $         --

       Addition to allowance due to acquisition of HealthStar, Inc.                          --          375,000

       Provision for bad debt                                                          638,184            80,062

       Write-offs                                                                     (570,604)         (205,062)
                                                                                -----------------    ---------------
       Balance at end of period                                                       $317,580          $250,000
                                                                                =================    ===============


       A summary of adjustments made to reduce revenue resulting from re-estimation of amounts owed to the Company their customers is as follows:

                                HEALTHSTAR CORP.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1999


                                                1999            1998
                                            ------------    ------------
             Revenue adjustments               $565,478        $694,570

                                            ============    ============
