Form 10QSB/A
period 1999-06-30
HEALTHSTAR CORP /UT/
filed 2000-03-14
CIK 877050

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999 as amended on March 9, 2000.

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

                          8745 WEST HIGGINS, SUITE 300
                             CHICAGO, ILLINOIS 60631
                    (Address of principal executive offices)

                                 (773) 693-7827
                           (Issuer's Telephone Number)

________________________________________________________________________________
(Former name,former address and former fiscal year,if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes / X /  No /   /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.001 par value, 3,819,872 outstanding as of August 10, 1999.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

                FORM 10-QSB/A FOR THE QUARTER ENDED JUNE 30, 1999

PART I.  FINANCIAL INFORMATION

     Item 1.       Financial Statements

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                                                      June 30,
                                                                                                        1999
                                                                                                  ------------------
                                             Assets
Current assets:
     Cash and cash equivalents                                                                    $           820
     Trade accounts receivable, less allowance for doubtful accounts of $260,712                        2,036,148
     Other current assets                                                                                 419,708
                                                                                               ---------------------
         Total current assets                                                                           2,456,676

Property and equipment, net                                                                             2,296,890
Goodwill, net of accumulated amortization of $726,972                                                   8,550,523
Other assets, at cost                                                                                     145,038
                                                                                               ---------------------
         Total assets                                                                                 $13,449,127
                                                                                               =====================


                             Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                                                             $       901,291
     Accrued expenses                                                                                   1,169,483
     Current portion of long-term debt                                                                  3,025,000
                                                                                               ---------------------
         Total current liabilities                                                                      5,095,774
                                                                                               ---------------------

Shareholders' equity:
     Common stock, $.001 par value 15,000,000 shares authorized,
         3,819,872 shares issued and outstanding                                                            3,820
     Additional paid -in- capital                                                                       8,151,129
     Retained earnings                                                                                    198,404
                                                                                               ---------------------
         Total shareholders' equity                                                                     8,353,353
                                                                                               ---------------------
         Total liabilities and shareholders' equity                                                   $13,449,127
                                                                                               =====================


See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
           Consolidated Statements of Operations and Retained Earnings
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     June 30,
                                                                         ---------------------------------
                                                                              1999             1998
                                                                         ---------------  ----------------
Revenue:
     Capitated fees                                                      $  2,094,986        $ 2,651,252
     Repricing fees                                                         1,586,819          1,763,230
     Other fees                                                               125,220            191,186
                                                                       -----------------  -----------------
                                                                            3,807,025          4,605,668
                                                                       -----------------  -----------------

Operating expenses:
     Cost of services                                                         533,627            702,868
     Salaries and wages                                                     1,957,559          2,029,672
     General and administrative                                             1,078,298          1,267,252
     Depreciation and amortization                                            318,158            289,114
                                                                       -----------------  -----------------
                                                                            3,887,642          4,288,906
                                                                       -----------------  -----------------

Income (loss) from operations                                                 (80,617)           316,762

Non-operating income (expense)
     Interest expense                                                         (61,499)          (160,343)
     Gain on disposition of assets                                            114,538                  -
                                                                       -----------------  -----------------

Income (loss) before income taxes                                             (27,578)           156,419

Income tax expense (benefit)                                                   (9,279)            55,000
                                                                       -----------------  -----------------

         Net income (loss)                                                    (18,299)           101,419

Retained earnings at beginning of quarter                                     216,703            392,373
                                                                       -----------------  -----------------

Retained earnings at end of quarter                                      $    198,404        $   493,792
                                                                       =================  =================

Earnings (loss) per share-Basic and diluted                              $          -        $      0.03
                                                                       =================  =================

Weighted average shares outstanding-Basic and diluted                       3,819,872          2,977,901
                                                                       =================  =================


See accompanying notes to unaudited consolidated financial statements.

                                HEALTHSTAR CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                         June 30,

                                                                                 1999                1998
                                                                           ---------------      --------------
Operating activities:
     Net income (loss)                                                       $    (18,299)       $   101,419
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                            318,158            289,114
         Bad debt expense                                                         107,654            120,783
         Gain on disposition of assets                                           (114,538)                 -
         Interest expense on debentures                                                 -             29,578
     Increase (decrease) in cash resulting from changes in operating assets and liabilities:
         Trade accounts receivable                                               (148,951)           (82,486)
         Other current assets                                                         446            (38,785)
         Accounts payable                                                          18,380           (253,628)
         Accrued expenses                                                        (419,552)          (581,697)
                                                                            ----------------   ----------------
              Net cash used in operating activities                              (256,702)          (415,702)
                                                                            ----------------   ----------------

Investing activities:
     Net proceeds from disposition of assets                                      114,538
     Purchases of equipment                                                       (27,175)            (8,190)
                                                                            ----------------   ----------------
         Net cash used in investing activities                                     87,363             (8,190)
                                                                            ----------------   ----------------

Financing activities:
     Decrease (Increase) in other assets                                           (1,777)            63,334
     Net proceeds from line of credit                                             250,000            200,000
     Net proceeds from (payments on) long-term debt                              (150,000)                 -
                                                                            ----------------   ----------------
         Net cash provided by financing activities                                 98,223            263,334
                                                                            ----------------   ----------------

Net decrease in cash and cash equivalents                                         (71,116)          (160,558)

Cash and cash equivalents at beginning of quarter                                  71,936            199,466
                                                                            ----------------   ----------------

Cash and cash equivalents at end of quarter                                  $        820       $     38,908
                                                                            ================   ================


See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

                  HealthStar Corp. (the "Company") is a healthcare management company dedicated to controlling the costs, improving the quality and enhancing the delivery of healthcare services. The Company markets and provides programs and services to a variety of payers of medical claims such as insurance companies, self-insured businesses and third parties that administer employee medical plans. These programs and services assist the Company's customers in reducing healthcare costs for group health plans, workers' compensation coverage and automobile accident injury claims. The Company operates its business in a one business segment through its two wholly owned subsidiaries, HealthStar, Inc. ("HSI") and National Health Benefits & Casualty Corporation ("NHBC").

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

         BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of HealthStar Corp. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report Form 10-KSB/A, for the year ended March 31, 1999.

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

         COST OF SERVICES

                  The major components of cost of services are the cost of outsourcing the medical case management and utilization review functions, case management, external marketing commissions, printing of provider directions and costs associated with electronic transmission of healthcare claims.

         PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which approximates three years for equipment to seven years for furniture and fixtures. Computer software is amortized over three to five years.

         GOODWILL

                  Goodwill, which represents the excess of purchase price over fair value of net tangible assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, ranging from 10 to 20 years with a weighted average period of 20 years.

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

         Line of credit with Harris Trust and Savings Bank, due November 30, 1999, with permitted outstanding borrowings of $1,500,000, and secured by
         substantially all the assets of the Company                                                  900,000

         Unsecured note payable to the previous owner of HealthStar, interest payable
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

(3)      RELATED PARTY TRANSACTIONS

         On June 7, 1999, the Company sold its vision program for cash consideration of $125,000 to an immediate family member of a former officer of the Company. The Company recognized a gain on the sale of approximately $114,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and footnotes for the quarter ended June 30, 1999 and the year ended March 31, 1999 contained in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on June 29, 1999.

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

         Total revenue decreased $798,643 to $3,807,025 for the three months ended June 30, 1999 compared to $4,605,668 for the three months ended June 30, 1998, a decrease of 17%. The majority of the decrease was attributable to the loss of four significant customers that were active during the comparable period in 1998.

         Other fees includes charges to customers for medical case management, utilization review and revenue generated from the sale of provider directories. The prior period results include revenue from a Company administered pharmacy benefit program that was terminated in June 1999. Other fees decreased

$65,966 or 35% from $191,186 in 1998 to $125,220 in 1999. The majority of the decrease is attributable to the termination of the pharmacy benefit program.

         Cost of services includes the cost of outsourcing the case management and utilization review functions, commissions paid to outside brokers, fees paid to other regional PPO networks for access to providers not contracted directly with the Company and other products and services provided by outside vendors. Cost of services decreased $169,241, or 24%, to $533,627 for the three months ended June 30, 1999 from $702,868 in 1998. Approximately, $100,000 of the decrease is a result of HealthStar discontinuing its pharmacy benefit program previously made available to HealthStar customers. In addition, HealthStar has continued to terminate its relationships with other PPO networks, which accounted for $47,326 of the decrease. The discontinuation of the pharmacy benefit program resulted in a corresponding decrease in revenue of $90,791, while the discontinuation of the lease network arrangements has resulted in minimal revenue loss. The decision to discontinue both arrangements was made so that the Company could focus its efforts on its core business of providing direct PPO networks to its existing and potential customer base.

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

         General and administrative expenses include all other operating expenses such as bad debt expense, telephone charges, office supplies, postage, travel and entertainment, professional fees, insurance, rent and utilities. For the quarter ended June 30, 1999, general and administrative expenses were $1,081,631 compared to $1,267,252 for the quarter ended June 30, 1998, a decrease of $185,621 or 15%. The decrease is a result of tighter cost control throughout various operating expense categories. Included in general and administrative expenses is bad debt expense which amounted to $107,654 for the quarter ended June 30, 1999 compared to $129,757 for the quarter ended June 30, 1998, a decrease of $22,103 or 17%. The decrease in bad debt expense is attributable to the decrease in revenue experienced during this period.

         The Company estimates an allowance for doubtful accounts based on its prior experience with uncollectible balances, as well as revenue adjustments resulting from misstated enrollment figures in the case of capitation fee revenue, or from claims savings amounts not actually realized by its customers in the case of percentage of savings fee revenue. Such revenue adjustments are recorded as a reduction in earned revenue. Amounts written off during the years ended March 31, 1999 and 1998 are as follows:


                                                                1999              1998
                                                              ---------         ---------

                  Write-offs due to uncollectibility           $570,604        $ 205,062
                  Revenue adjustments                           694,570          565,478

An analysis of the allowance account from April 1, 1997 is as follows:

                  Allowance for doubtful accounts, at April 1, 1997            $       0
                  Addition to allowance for HealthStar, Inc.                     375,000
                  Bad debt expense                                                80,062
                  Less:  Write-offs                                             (205,062)
                                                                                ---------

                  Balance at March 31, 1998                                      250,000
                  Bad debt expense                                               638,184
                  Less: Write-offs                                              (570,604)
                                                                                ---------

                  Balance at March 31, 1999                                    $ 317,580
                                                                               =========

The allowance for doubtful accounts decreased from $317,580, or 14% of trade accounts receivable, at March 31, 1999 to $260,712, or 11% of trade accounts receivable, at June 30, 1999, a decrease of $56,868 or 18%. An analysis of the allowance account is as follows:

                  Balance at March 31, 1999                                    $ 317,580
                  Bad debt expense                                               107,654
                  Less:  Write-offs                                             (164,522)
                                                                                ---------

                  Balance at June 30, 1999                                     $ 260,712
                                                                               =========


Management believes the allowance is adequate since the loss of business that the Company had experienced during the previous fiscal year has begun to level off.

         For the three months ended June 30, 1999, depreciation and amortization increased $29,044, or 10%, to $318,158 from $289,114 for the three months ended June 30, 1998. Goodwill of approximately $9,000,000 recorded in connection with the acquisition of HealthStar is being amortized over 20 years. The entire increase is attributable to depreciation expense which is the result of a higher basis of property and equipment. At June 30, 1999, gross property and equipment amounted to $3,536,861, compared to a balance of $3,148,697 at June 30, 1998.

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

         On June 7, 1999, the Company sold its First American Vision Services program to a company whose president is a relative of the former president of the Company for cash consideration of $125,000, which resulted in a gain of $114,538. The vision program accounted for approximately $14,000 in revenue during the three months ended June 30, 1999. The vision program is not a separate business segment.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had a working capital deficiency of $2,639,098 compared to a working capital deficiency of $2,910,005 at March 31, 1999, an improvement of $270,907.

         The Company has historically funded its working capital requirements and capital expenditures primarily from cash flow generated from operations supplemented by borrowings under its credit facility with Harris Trust and Savings Bank ("Harris"). For the three months ended June 30, 1999, cash flow used by operations was $256,702 compared to $415,702 for the three months ended June 30, 1999, an increase in cash flow of $159,000.

         The Company has a $4 million credit facility with Harris which is secured by substantially all the assets of the Company. The facility is comprised of a $2.5 million term loan and $1.5 million represents a revolving line of credit. In connection with this facility, the Company is required to comply with certain financial covenants. Covenants include a minimum current ratio, maximum leverage ratio and a minimum fixed charge coverage ratio. In January 1999, the Company determined that it was not in compliance with certain covenants and immediately notified Harris and requested covenant modifications. On June 8, 1999, Harris amended certain terms of the credit facility. The amended terms, in addition to requiring that the entire balance outstanding be repaid by November 30, 1999, reset several of these ratios and added an additional minimum earnings requirement for subsequent periods. At June 30, 1999, the Company was in compliance with all of the financial covenants, as restated, except for the leverage ratio requirement, which had not been restated as part of the amended terms. Harris has agreed to a waiver in connection with this requirement and will restate this requirement retroactive to June 8, 1999.

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

         Although there can be no assurances, management of the Company believes that the loss of business experienced during the year has leveled off and management anticipates growth and expansion in the upcoming year through the acquisition of complementary businesses or business lines, management personnel and infrastructure additions. The Company believes additional sources of capital may be required in conjunction with any such acquisition activity. There can be no assurance that the Company will be able to obtain such funds on terms acceptable to the Company. Management believes that cash on hand, amounts available under the revolving line of credit, cash generated from future operations and the sale of assets, as appropriate, will be sufficient to fund the Company's operations and anticipated expansion plans. Management is considering an offer for the purchase of HealthStar which, if consummated, would generate significant cash funds.

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

         The Company is continuing to upgrade equipment to be Year 2000 compliant and total expenditures relating to the upgrade for the year are expected to be approximately $20,000, of which $12,000 was incurred by August 1, 1999.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of March, 2000.

                              HEALTHSTAR CORP.


                              By: /s/ Steven A. Marcus
                                  ---------------------------------------------
                                   Steven A. Marcus
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)