Form 10QSB/A
period 1999-09-30
HEALTHSTAR CORP /UT/
filed 2000-03-14
CIK 877050

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999, as amended on March 10, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common stock, $0.001 par value, 3,905,872 outstanding as of November 19, 1999.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION



     Item 1. Financial Statements

             Consolidated Balance Sheet as of September 30, 1999........ ........................3

             Consolidated Statements of Operations and Retained Earnings
             (Accumulated Deficit) for the Three and Six Months Ended
             September 30, 1999 and 1998.........................................................4

             Consolidated Statements of Cash Flows for the Six Months Ended
             September 30, 1999 and 1998.........................................................5

             Notes to Unaudited Consolidated Financial Statements................................6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations .........................................................12

PART II. OTHER INFORMATION

     Item 5  Other Information..................................................................19

     Item 6  Exhibits and Reports on Form 8-K...................................................19

Signatures......................................................................................20

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        HEALTHSTAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                       SEPTEMBER 30,
                                                                            1999
                                                                       -------------
                               Assets
Current assets:
  Cash and cash equivalents                                            $     115,007
  Trade accounts receivable, less allowance for doubtful
    accounts of $221,826                                                   1,760,300
  Other current assets                                                       460,994
                                                                       -------------

         Total current assets                                              2,336,301

Property and equipment, net                                                2,101,831
Goodwill, net of accumulated amortization of $844,860                      7,932,635
Other assets, at cost                                                        180,405
                                                                       -------------
         Total assets                                                  $  12,551,172
                                                                       =============

                Liabilities And Shareholders' Equity

Current liabilities:
  Accounts payable                                                     $     634,726
  Accrued expenses                                                           716,854
  Current portion of long-term debt                                        3,175,000
                                                                       -------------
          Total current liabilities                                        4,526,580
Shareholders' equity:
   Common stock, $.001 par value 15,000,000 shares authorized,
     3,875,872 shares issued and outstanding                                   3,876

   Additional paid -in- capital                                            8,341,448
   Accumulated deficit                                                      (320,732)
                                                                       -------------
         Total shareholders' equity                                        8,024,592

                                                                       -------------
         Total liabilities and shareholders' equity                    $  12,551,172
                                                                       =============

See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (ACCUMULATED DEFICIT)
                                 (UNAUDITED)


                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                       --------------------           -------------------
                                                       1999            1998           1999           1998
                                                       ----            ----           ----           ----
Revenues:
   Capitated fees                                   $2,071,804      $2,364,468     $4,166,790     $5,015,720
   Repricing fees                                    1,473,003       1,775,353      3,059,822      3,538,583
   Other fees                                           38,970         129,820        124,075        300,160
                                                    ----------      ----------     ----------     ----------
                                                     3,583,777       4,269,641      7,350,687      8,854,463
                                                    ----------      ----------     ----------     ----------
Operating expenses:
   Cost of services                                    463,009         578,906        996,636      1,281,774
   Salaries and wages                                1,819,389       2,036,600      3,776,948      4,066,272
   General and administrative                          943,254       1,229,856      2,021,552      2,497,108
   Depreciation and amortization                       322,708         293,185        640,866        582,299
                                                    ----------      ----------     ----------     ----------
                                                     3,548,360       4,138,547      7,436,002      8,427,453
                                                    ----------      ----------     ----------     ----------
Income (loss) from operations                           35,417         131,094        (85,315)       427,010

Non-operating income (expense)
   Interest expense                                    (79,791)        (88,949)      (141,290)      (249,292)
   Gain on disposition of assets                            --              --        114,538             --
   Other, net                                           14,833          17,293         54,948         38,139

Asset impairment charge                                500,000              --        500,000             --
                                                    ----------      ----------     ----------     ----------
Income (loss) before income taxes                     (529,541)         59,438       (557,119)       215,857

Income tax expense (benefit)                           (10,405)         15,000        (19,684)        70,000
                                                    ----------      ----------     ----------     ----------
             Net income (loss)                        (519,136)         44,438       (537,435)       145,857

Retained earnings at beginning of period               198,404         493,792        216,703        392,373
                                                    ----------      ----------     ----------     ----------
Retained earnings (accumulated deficit)
  at end of period                                  $ (320,732)     $  538,230     $ (320,732)    $  538,230
                                                    ==========      ==========     ==========     ==========
Earnings (loss) per share-basic and diluted         $    (0.13)    $      0.01    $     (0.14)   $      0.05
                                                    ===========     ===========    ===========    ===========
Weighted average shares outstanding-basic
  and diluted                                        3,850,713       3,115,386      3,835,402      3,063,331
                                                    ==========      ==========     ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            ------------------------
                                                                1999            1998
                                                            ------------    --------
Operating activities:
  Net income (loss)                                          $ (537,435)     $  145,857
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization                               640,866         582,299
    Asset impairment charge                                     500,000              --
    Bad debt expense                                            197,654         330,305
    Stock-based compensation                                     27,500          15,000
    Interest expense on debentures                                   --          29,578
  Increase (decrease) in cash resulting from
    changes in operating assets and
    liabilities:
    Trade accounts receivable                                    36,897        (188,516)
    Other current assets                                        (40,840)        (21,946)
    Accounts payable                                           (248,185)         17,839
    Accrued expenses                                           (872,181)       (518,861)
                                                             ----------      ----------
      Net cash provided (used) in operating activities         (295,724)        391,555
                                                             ----------      ----------
Investing activities:
   Purchases of equipment                                       (36,936)       (289,051)
   Proceeds from the sale of equipment                               --           5,113
                                                             ----------      ----------
      Net cash used in investing activities                     (36,936)       (283,938)
                                                             ----------      ----------
Financing activities:
   Decrease (increase) in other assets                          (37,144)        (99,733)
   Net proceeds from line of credit                             400,000         150,000
   Net (payments on) term loan                                 (150,000)       (200,000)
   Proceeds from the issuance of stock options                  162,875              --
                                                             ----------      ----------
      Net cash provided (used) by financing activities          375,731        (149,733)
                                                             ----------      ----------
Net increase (decrease) in cash and cash equivalents             43,071         (42,116)

Cash and cash equivalents at beginning of year                   71,936         199,466
                                                             ----------      ----------
Cash and cash equivalents at end of period                   $  115,007      $  157,350
                                                             ==========      ==========

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

     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of HealthStar Corp. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report Form 10-KSBA, for the year ended March 31, 1999.

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

     IMPAIRMENT OF LONG-LIVED ASSETS

     Management reviews the possible impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is undiscounted measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets measured using quoted market prices when available or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In measuring impairment, assets will be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

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

(4)  DEBT


    Debt consists of the following at September 30, 1999:

    Note payable to Harris Trust and Savings Bank, due
    January 31, 2000 secured by substantially all the
    assets of the Company                                                   $ 1,925,000

    Line of credit payable to Harris Trust and Savings Bank,
    due January 31, 2001 secured by substantially all the
    assets of the Company                                                     1,050,000

    Unsecured note payable to the seller of HSI, interest
    payable monthly at 8.0%, currently due                                      200,000
                                                                            ------------

                                                                            $ 3,175,000
                                                                            ============


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

     The Company intends to use the net proceeds from these sales to acquire Internet e-commerce or other businesses. The Company intends to structure any future acquisitions so that future subsidiaries will be wholly owned. The Company will not distribute any of the net proceeds of the proposed sale of HSI to its shareholders.

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

     On June 7, 1999, the Company sold its First American Vision Services program to a company whose president is a relative of the former president of the Company for cash consideration of $125,000, which resulted in a gain of $114,538. The vision program accounted for approximately $14,000 in revenue during the six months ended September 30, 1999. The vision program is not a separate business segment.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB[/A] to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of March 2000.

                           HEALTHSTAR CORP.

                           By: /s/ Steven A. Marcus

                           Steven A. Marcus

                           Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)