Form 10QSB/A
period 1999-12-31
HEALTHSTAR CORP /UT/
filed 2000-03-31
CIK 877050

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999, as amended on March 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)^has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet as of December 31, 1999 .........................................3

Consolidated Statements of Operations and Retained Earnings
(Accumulated Deficit) for December 31, 1999 and 1998 .......................................4

Consolidated Statements of Cash Flows for the Nine Months Ended
December 31, 1999 and 1998 .................................................................5

Notes to Unaudited Consolidated Financial Statements........................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ....................................................11

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................................20

Signatures ................................................................................21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                        DECEMBER 31,
                                                                                                            1999
                                                                                                    ---------------------
                                     ASSETS
Current Assets:
         Cash and cash equivalents                                                                              $299,783
         Trade accounts receivable, less allowance for doubtful accounts of $140,393                           1,537,176
         Other current assets                                                                                    372,906
                                                                                                                 -------
Total current assets                                                                                          $2,209,865

Property and equipment, net                                                                                   $1,893,835
Goodwill, net of accumulated amortization of                                                                   1,186,762
                                                                                                               7,674,809

Other assets at cost                                                                                             166,179

Total assets                                                                                                 $11,944,688
                                                                                                             ===========

                       LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities:
         Accounts payable                                                                                       $509,064
         Accrued expenses                                                                                      1,203,783
         Current portion of long-term debt                                                                     1,525,000
                                                                                                             -----------
                  Total current liabilities                                                                    3,237,847
                                                                                                             -----------
Shareholders equity:
         Common stock, $.001 par value 15,000,000 shares authorized, 4,145,872 shares issued                       4,146
         and outstanding
         Additional paid-in capital                                                                            8,727,428
         Accumulated deficit                                                                                    (24,733)
                                                                                                             -----------
                  Total shareholders' equity                                                                   8,706,841

                  Total liabilities and shareholders' equity                                                 $11,944,688
                                                                                                             ===========

See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              (ACCUMULATED DEFICIT)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                      DECEMBER 31,                                   DECEMBER 31,
                                    ---------------------------------------------      ------------------------------------------
                                                 1999                     1998                   1999                     1998
                                                 ----                     ----                   ----                     ----
Revenues:
Capitated fees                                  $2,035,116             $2,338,476              $6,201,906              $7,354,196
Repricing fees                                   1,234,267              1,783,766               4,294,089               5,322,349
Other fees                                          43,115                121,718                 222,138                 460,017
                                    ----------------------     ------------------      ------------------        ----------------
                                                 3,312,498              4,243,960              10,718,133              13,136,562
Operating expenses:
   Cost of services                                405,060                589,578               1,401,696               1,871,352
   Salaries and wages                            1,793,340              2,162,510               5,570,288               6,228,782
   General and administrative                    1,069,775              1,150,493               3,091,327               3,647,601
   Depreciation and                                296,647                305,497                 937,513                 887,796
   amortization
                                    ----------------------     ------------------      ------------------        ----------------
                                                 3,564,822              4,208,078              11,000,824              12,635,531
                                    ----------------------     ------------------      ------------------        ----------------
Income (loss) from                               (252,324)                 35,882               (282,691)                 501,031
operations
Non-operating income (expense)
   Interest expense                               (89,310)               (83,901)               (230,600)               (333,193)
   Gain on disposition of assets                1,031,210                     --               1,145,748                      --
   Asset impairment charge                       (150,000)                     --               (650,000)                      --
                                    ----------------------     ------------------      ------------------        ----------------
Income (loss) before income taxes                  539,576               (48,019)                (17,543)                 167,838
Income tax expense (benefit)                       243,577                (1,582)                 223,893                  68,418
                                    ----------------------     ------------------      ------------------        ----------------
         Net income (loss)                         295,999               (46,437)               (241,436)                  99,420
Retained earnings
(accumulated deficit)
         at beginning of period                  (320,732)                538,230                 216,703                 392,373
                                    ----------------------     ------------------      ------------------        ----------------
Retained earnings
(accumulated deficit)
         at end of period                        $(24,733)               $491,793               $(24,733)                $491,793
                                                 ========                ========               =========                ========
Earnings (loss) per share-basic                     $0.07                  $(0.01)                 $(0.06)                   $0.03
and diluted
                                    =====================      ==================      ==================        ================
Weighted average shares
outstanding
-basic and diluted                              3,966,850               3,385,089               3,879,378               3,159,979
                                    =====================      ==================      ==================        ================

See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                --------------------------
                                                                    1999           1998
                                                                -----------    -----------
Operating activities:
  Net income (loss)                                             $  (241,436)   $    99,420
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                   937,513        887,796
    Gain on the disposition of assets                            (1,145,748)          --
    Asset impairment charge                                         650,000           --
    Bad debt expense                                                287,654        442,542
    Stock-based compensation                                         27,500         15,000
    Interest expense on debentures                                     --           29,578
  Increase (decrease) in cash resulting from changes in
    operating assets and liabilities:
    Trade accounts receivable                                       (63,727)      (361,639)
    Other current assets                                             20,647        (32,830)
    Accounts payable                                               (519,822)      (222,118)
    Accrued expenses                                               (385,252)      (820,139)
                                                                -----------    -----------
      Net cash provided by (used in) operating activities          (432,671)        37,610
                                                                -----------    -----------
Investing activities:
   Purchases of equipment                                          (181,726)      (371,915)
   Proceeds from the sale of equipment                                 --            5,113
   Proceeds from the disposition of assets                        1,625,000           --
                                                                -----------    -----------
      Net cash provided by (used in) investing activities         1,443,274       (366,802)
                                                                -----------    -----------
Financing activities:
   Decrease (increase) in other assets                               68,119        (96,399)
   Proceeds from borrowings                                         400,000        550,000
   Payments on long term debt                                    (1,800,000)      (300,000)
   Proceeds from issuance of common stock                           549,125           --
                                                                -----------    -----------
      Net cash provided by (used in) by financing activities       (782,756)       153,601
                                                                -----------    -----------
Net increase (decrease) in cash and cash equivalents                227,847       (175,591)
Cash and cash equivalents at beginning of year                       71,936        199,466
                                                                -----------    -----------
Cash and cash equivalents at end of period                      $   299,783    $    23,875
                                                                ===========    ===========

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

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial statements of he Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         On February 29, 2000 the Company and Beyond Benefits executed a second amendment to the Stock Purchase Agreement which reduced the purchase price of HSI to $8,880,000 in cash, as discussed in "--Recent Developments." As a result of this change, the sale of HSI is expected to create a loss of approximately $1,600,000. The Company expects to take this loss as an additional asset impairment charge in the quarter ending March 31, 2000.

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

(4)  DEBT

         Debt consists of the following at December 31, 1999:

Note payable to Harris Trust and Savings Bank, due
APRIL 28, 2000 secured by substantially all the
Assets of the Company                                           $1,325,000

Unsecured note payable to the seller of HSI, interest
payable monthly at 8.0%, currently due                             200,000
                                                                ----------
                                                                $1,525,000
                                                                ==========

         The Company anticipates using a portion of the cash proceeds from the sale of HSI to Beyond Benefits, Inc. to repay the remaining term loan balance of $1,325,000. The Company and Harris Bank executed a letter agreement, dated as of March 3, 2000, which extended the maturity date of the term loan to the earlier of (i) April 28, 2000 or (ii) the sale of HSI to Beyond Benefits (the "Target Date"). Specifically, the letter agreement acknowledged that the Company was in default under the terms of its loan agreement with Harris Bank because (i) it did not comply with the financial covenant regarding the applicable fixed charges coverage ratio (during the months of November and December 1999) and with the financial covenant regarding the applicable minimum EBITDA (during the month of December 1999), and (ii) it failed to pay the principal amount of $1,325,000 outstanding and owed to the bank on February 29, 2000. Under the terms of such letter agreement, the Bank waived the defaults described above, only with respect to the referenced periods, subject to the following conditions: (i) the principal amount outstanding under the applicable note must be paid in full by the Target Date; (ii) payment of a $10,000 fee; (iii) all things necessary to effect the sale of HSI and repayment must be done by the Target Date; and (iv) there must not occur any change in the condition or prospects of the Company, financial or otherwise, that Harris Bank deems material and adverse. If the Company is unable to consummate the sale of HSI to Beyond Benefits on or before April 28, 2000, the Company would need to raise additional capital from outside sources in order to meet its obligation to the bank. There can be no assurances that the Company will be able to secure the necessary funding required to repay the term loan if such funding should be required.

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

     On December 16, 1999, the Company and Beyond Benefits entered into an amendment to the Stock Purchase Agreement to provide that the cash portion of the purchase price be increased to $10,850,000 from $10,000,000 and to remove from the purchase price 303,943 shares of Beyond Benefits' non-voting common stock which was to have represented 5% of the common equity of Beyond Benefits. The amended agreement expired on February 20, 2000.

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

     On or about January 20, 2000, the Company requested an extension of the February 20, 2000 closing date under the Beyond Benefits Agreement because additional time was required to obtain shareholder approval of the proposed transaction. In late January, 2000 the Company received notice from its largest client that such client would be terminating its relationship with the Company effective May 1, 2000. Beyond Benefits was promptly notified of the loss of that client. The percentages of revenues accounted for by the Company's largest client during the periods set forth below are as follows: (a) 8.3 % of the Company's revenues (9.9% of HSI's revenues) during the 3 months ended December 31, 1999; (b) 7.9% of the Company's revenues (9.5% of HSI's revenues) during the 3 months ended December 31, 1998; (c) 8.6% of the Company's revenues (10.2% of HSI's revenues) during the 9 months ended December 31, 1999; and (d) 7.8% of the Company's revenues (9.1% of HSI's revenues) during the 9 months ended December 31, 1998. On February 7, 2000, Beyond Benefits requested a teleconference or meeting with the Company to discuss the Company's request for an amendment of the Agreement (including an extension of the proposed closing date) and Beyond Benefits' concerns regarding certain material changes in HSI's business (the loss of HSI's largest client). On February 8, 2000, Beyond Benefits submitted a letter to senior management of the Company which stated its request to revise the purchase price downward to $7,000,000 in cash as a result of the loss of the Company's largest client. As an alternative, the February 8, 2000 letter proposed cash consideration of $6,000,000 subject to an amended earn-out schedule conditioned upon saving the account of the Company's largest client or the Company's sale of additional business with no other loss of existing business prior to the closing of the sale of HSI. In a letter dated February
9, 2000, the Company's President, Edward Chism, rejected the Beyond Benefits offer and request for a reduction of the purchase price. In a letter dated February 10, 2000, Beyond Benefits requested a meeting with the Company as soon as would be possible. Following the exchange of such letters, the Company's management, together with a consultant acting on its behalf, conducted discussions with Beyond Benefits' management to reach a mutually agreeable revised purchase price for HSI. While the Company did acknowledge the circumstances underlying such request (including the Company's significant claims backlog, the loss of its largest client and continued loss of sales and account management staff), the Company believed that the proposed price reduction to $7,000,000 was excessive. It also concluded that the alternative offer of $6,000,000 in cash and an amended earn-out schedule was not a viable alternative for the Company in view of its inability to compete effectively in the changing and highly competitive managed health care industry. The Company subsequently negotiated a revised purchase price of $8,880,000 and Beyond Benefits submitted a draft of a proposed Second Amendment to the Agreement to the Company on February 21, 2000.

     On February 29, 2000, following negotiations with Beyond Benefits, the Company executed a Second Amendment to the Beyond Benefits Stock Purchase Agreement which reduced the purchase price to $8,880,000 cash; removed the earn-out provision; provided that the transaction would close by April 30, 2000; and provided that the Company would consult with and coordinate operations and management of HSI with Beyond Benefits until the transaction closed.

     The Company and Harris Bank executed a letter agreement dated as of March 3, 2000, which extended the maturity date of the term loan to the earlier of (i) April 28, 2000 or (ii) the sale of HSI to Beyond Benefits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     The Company derives the majority of its revenue from fees paid by its customers for access to the Company's PPO network of contracted healthcare providers. These providers have contractually agreed with the Company to provide healthcare services to the Company's customers at a discount from billed charges. The Company's customer base consists of a variety of payers of medical claims such as insurance companies, third-party administrators and self-insured employers. The Company enters into contracts with its customers and charges network access fees using either of two methods. Customers may choose to pay a capitated fee, which is a fixed, monthly fee per eligible subscriber. The other method that customers may elect to choose to pay the Company for network access is called a repricing fee. Under this method, the Company receives a percentage of the dollar amount of the discount granted by the healthcare provider for services rendered to an enrolled subscriber. The Company's percentage of the dollar amount of the discount is determined by contract and varies from customer to customer

     Total revenue decreased $932,000 or 22% to $3,312,000 in 1999 compared to $4,244,000 in 1998. Revenue for HSI decreased $754,000 to $2,792,000 in 1999 from $3,546,000 in 1998, a decrease of 21%. The majority of the decrease was attributable to the loss of four significant customers that were active during the comparable period in 1998. Revenue for NHBC decreased $177,000 or 25% from $698,000 in 1998 to $521,000 in 1999. Overall, capitated fees declined 13% and repricing fees declined approximately 31% from the year ago period. See "--Recent Developments."

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

     On December 16, 1999, the Company and Beyond Benefits entered into an amendment to the Stock Purchase Agreement to provide that the cash portion of the purchase price be increased to $10,850,000 from $10,000,000 and to remove from the purchase price 303,943 shares of Beyond Benefits' non-voting common stock which was to have represented 5% of the common equity of Beyond Benefits. Accordingly, the Company adjusted the carrying value of HSI's goodwill to an estimated fair value of approximately $7,674,809, resulting in a non-cash impairment charge of $150,000 ($0.04 loss per basic and diluted share) in the current quarter and $650,000 ($0.17 loss per basic and diluted share) for the nine months ended December 31, 1999. The fair value was estimated based on a sales price of $10,850,000 less direct and incremental costs to dispose of approximately $300,000. See "--Recent Developments."

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

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

     Total revenue decreased $2,419,000 or 18% to $10,718,000 in 1999 compared to $13,137,000 in 1998. Revenue for HSI decreased $2,235,000 to $8,951,000 in
1999 from $11,186,000 in 1998, a decrease of 20%. A majority of the decrease was attributable to the loss of four significant customers that were active during the comparable period in 1998. Revenue for NHBC decreased $184,000 or 9% from $1,951,000 in 1998 to $1,767,000 in 1999. Overall, capitated fees declined 16% and repricing fees declined approximately 19% from the year ago period. See "--Recent Developments."

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

     On December 16, 1999, the Company and Beyond Benefits entered into an amendment to the Stock Purchase Agreement to provide that the cash portion of the purchase price be increased to $10,850,000 from $10,000,000 and to remove from the purchase price 303,943 shares of Beyond Benefits' non-voting common stock which was to have represented 5% of the common equity of Beyond Benefits. Accordingly, the Company adjusted the carrying value of HSI's goodwill to an estimated fair value of approximately $7,674,809, resulting in a non-cash impairment charge of $150,000 ($0.04 loss per basic and diluted share) in the current quarter and $650,000 ($0.17 loss per basic and diluted share) for the nine months ended December 31, 1999. The fair value was estimated based on a sales price of $10,850,000 less direct and incremental costs to dispose of approximately $300,000. See "--Recent Developments."

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

     The Company has experienced a net loss of $241,436, a net use of cash in operating activities of $432,671 and a loss from operations of $282,691 for the nine months ended December 31, 1999. In addition, the Company was notified in late January 2000 that its largest customer will be terminating its relationship with the Company effective May 1, 2000. This will result in a continued decline in the profitability and cash flow of HSI. Management believes that a deterioration in operating results will continue as the efforts to sell HSI proceed. A return to profitable and positive cash flow will occur when sales increase, which will be driven by acquiring significant customers. This process will not begin until the Company's sales force becomes more successful. Management is currently evaluating that function. In addition, the customer service personnel will focus on increasing the customer satisfaction of our existing base to ensure that attrition of customers over customer service issues ceases. At this time, management cannot estimate when any sales and customer service improvements may generate positive results.

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

     On November 19, 1999, the Company and the bank entered into an amendment to the credit agreement pursuant to which: (i) the Company made a payment of $100,000 on the line of credit concurrent with entering into the agreement; (ii) on November 30, 1999, the Company made the $150,000 principal payment which was due on September 30, 1999; (iii) the bank extended the maturity date of the term loan and line of credit to January 31, 2000; (iv) the bank reset the interest rate on the term loan and line of credit to prime plus 1.0% on November 30, 1999 and (v) the Company could no longer make any borrowings under the line of credit.

     On November 24 1999, the Company raised $300,000 through the issuance of 240,000 shares of common stock in a private placement offering. The Company used $200,000 of the proceeds to fund the November 30, 2000 $150,000 payment and the December 7, 2000 $50,000 payment to Harris Bank.

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

     The Company anticipates using a portion of the $8,880,000 cash proceeds from the sale of HSI to Beyond Benefits, Inc. to repay the remaining term loan balance of $1,325,000 to Harris Bank. See "--Recent Developments." The Company and Harris Bank executed a letter agreement, dated as of March 3, 2000, which extended the maturity date of the term loan to the earlier of (i) April 28, 2000 or (ii) the Target Date. Specifically, the letter agreement acknowledged that the Company was in default under the terms of its loan agreement with Harris Bank because (i) it did not comply with the financial covenant regarding the applicable fixed charges coverage ratio (during the months of November and December 1999) and with the financial covenant regarding the applicable minimum EBITDA (during the month of December 1999), and (ii) it failed to pay the principal amount of $1,325,000 outstanding and owed to the bank on February 29, 2000. Under the terms of such letter agreement, the Bank waived the defaults described above, only with respect to the referenced periods, subject to the following conditions: (i) the principal amount outstanding under the applicable note must be paid in full by the Target Date; (ii) payment of a $10,000 fee;
(iii) all things necessary to effect the sale of HSI and repayment must be done by the Target Date; and (iv) there must not occur any change in the condition or prospects of the Company, financial or otherwise, that Harris Bank deems material and adverse. If the Company is unable to consummate the sale of HSI to Beyond Benefits on or before April 28, 2000, the Company would need to raise additional capital from outside sources in order to meet its obligation to the bank. There can be no assurances that the Company will be able to secure the necessary funding required to repay the term loan if such funding should be required. If that funding is not available and the loan cannot be repaid, then the remedies available to Harris Bank may be initiated and all of the secured assets of the Company may necessarily be transferred to the bank. If it became clear that this course of action were likely, then the Company may decide to seek protection under law until it is able to reorganize. Management, however, believes that the bank will accommodate the Company in the near-term.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 24, 1999, the Company issued 240,000 shares of its Common Stock in a private placement transaction. The shares were issued to accredited investors for consideration of $300,000. The Company did not pay any commissions or fees with respect to such transaction. The shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering of shares by the Company, and did not involve any general solicitation of the public or advertising with respect to the offer and sale of such securities. In addition, each investor acknowledged that such investor was acquiring the shares for their own account, as principal, for investment and not with a view to the resale or distribution of all or any part of the shares. The Company used $250,000 of the proceeds to fund the payments to Harris Bank.

       On March 20, the Company issued 200,000 shares of its Common Stock in a private placement transaction. The shares were issued to an accredited investor for consideration of $300,000. The Company did not pay any commissions or fees with respect to such transaction. The shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering of shares by the Company, and did not involve any general solicitation of the public or advertising with respect to the offer and sale of such securities. In addition, the investor acknowledged acquiring the shares for such investor's own account, as principal, for investment and not with a view to the resale or distribution of all or any part of the shares. The Company intends to use the proceeds of such transaction for general corporate purposes, including payment of account's payable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Compensation Agreement between the Company and Darren Horndasch dated July 1, 1999.

         10.2 Compensation Agreement between the company and Denise Nedza dated July 1, 1999.

         10.3 Letter Agreement dated as of March 3, 2000 by and between the Company and Harris Bank incorporated by reference to Exhibit
              10.1 of the Company's Current Report on Form 8-K as filed with the Commission on March 15, 2000.

         10.4 Second Amendment dated as of February 29, 2000 to the Stock Purchase Agreement by and between the Company and Beyond Benefits Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K/A as filed with the Commission on March 14, 2000.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSBA to be signed on its behalf by the undersigned thereunto duly authorized, this 30th day of March, 2000.

                                    HEALTHSTAR CORP.

                                    By: /s/ Steven A. Marcus

                                    Steven A. Marcus
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)