Form 10KSB
period 2000-03-31
HEALTHSTAR CORP /UT/
filed 2000-06-29
CIK 877050

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 2000.
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER 0-19499
                            ------------------------

                                HEALTHSTAR CORP.

       (Exact name of small business issuer as specified in its charter)

               DELAWARE                                     91-1934592
    (State or other jurisdiction of            (I.R.S. employer identification no.)
    incorporation or organization)

                      2875 N.E. 191(ST) STREET, SUITE 601
                            AVENTURA, FLORIDA 33180
                    (Address of principal executive offices)

                                 (305) 933-8779
                          (Issuer's Telephone Number)

15720 N. GREENWAY HAYDEN LOOP, SUITE 1, SCOTTSDALE, ARIZONA
  (Former name, former address and former fiscal year, if                     85260
                 changed since last report)                                (Zip Code)

     Securities registered under Section 12(b) of the Exchange Act:    None

         Securities registered under Section 12(g) of the Exchange Act:

                                                           NAME OF EACH EXCHANGE
                                                            ON WHICH REGISTERED
             TITLE OF EACH CLASS
        Common Stock, $.001 per share                       OTC Bulletin Board

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days.  Yes /X/  No / /

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    Issuer's revenues for its most recent fiscal year were $12,979,660

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the high and low closing sales prices of such stock as of June 26, 2000 was $11,815,339. As of such date, 4,345,872 shares of the Registrant's Common Stock were outstanding.

    Transitional Small Business Disclosure Format: (Check One):  Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HEALTHSTAR CORP. AND SUBSIDIARIES

              FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                               TABLE OF CONTENTS


PART I

Item 1.     Business....................................................      1

Item 2.     Properties..................................................      6

Item 3.     Legal Proceedings...........................................      7

Item 4.     Submission of Matters to a Vote of Security Holders.........      7

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters....      7

Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      8

Item 7.     Financial Statements........................................     12

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     12

PART III

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange
            Act.........................................................     13

Item 10.    Executive Compensation......................................     14

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     16

Item 12.    Transactions with Related Parties...........................     17

Item 13.    Exhibits and Reports on Form 8-K............................     18

Signatures

Exhibit Index

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    On April 28, 2000, HealthStar Corp. (the "Company") sold all of the issued and outstanding stock of its wholly owned subsidiary, HealthStar, Inc., to Beyond Benefits, Inc., a Long Beach, California based managed healthcare company. The sale was made pursuant to a Stock Purchase Agreement dated September 23, 1999, as amended, by and among the Company, HealthStar, Inc., and Beyond Benefits, Inc. The Company received $8,880,000 in cash at closing, of which approximately $1,325,000 was used to repay the entire amount outstanding under the Company's Credit Facility with Harris Trust and Savings Bank. As a result of the completion of this transaction, the Company is no longer engaged in the managed healthcare business and currently has no operations.

    Prior to April 28, 2000, the Company was a healthcare management company dedicated to controlling the costs, improving the quality and enhancing the delivery of healthcare services. The Company provided related products and services designed to reduce healthcare costs. The Company marketed and provided programs and services to insurance companies, self-insured businesses for their medical plans, health and welfare funds and third parties who administer employee medical plans. These programs and services assisted the Company's clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims.

    The Company provided a wide array of medical cost containment services such as implementing and coordinating case management procedures, managing and reviewing the utilization of healthcare services, providing independent medical examinations and intervention in the early stages of medical care for the injured party, and comprehensive bill review, claims processing and medical repricing services. The Company operated its business through its wholly owned subsidiary, HealthStar, Inc., an Illinois Corporation, ("HealthStar"). Through HealthStar, the Company provided access to, and operated, one of the largest independent preferred provider organizations ("PPO") of healthcare professionals and facilities in the United States.

DEVELOPMENT OF BUSINESS

    The Company was incorporated in Delaware on November 16, 1998. Its predecessor company was a Utah corporation organized in February 1981 as Berscham Energy & Minerals, Inc. In 1984, Berscham changed its name to Champion Energy Corporation and in 1989, changed its name to Champion Financial Corporation ("Champion"). Prior to 1997, Champion was primarily an inactive corporation which most recently had been engaged in the business of distributing synthetic polymers and other polymers in the United States.

    In January 1997, Champion acquired all of the issued and outstanding stock of NHBC in a business combination accounted for as a reverse acquisition. NHBC provided management of group healthcare services, workers' compensation claims and automobile accident medical claims for property and casualty insurers, third-party administrators and self-insured employers. NHBC also provided a POS vision program until that program was sold by the Company in June 1999.

    In December 1997, Champion acquired HealthStar Inc., based in Chicago, Illinois. HealthStar is a diversified managed healthcare company with over 15 years experience in the formulation and management of PPO networks. At the time of the acquisition, HealthStar employed approximately 200 people and operated managed care networks in the Midwest, Southeast and Southwest regions covering 39 states and approximately 1,000,000 lives. In November 1998, Champion became a Delaware corporation and changed its name to HealthStar Corp. The reincorporation in Delaware was accomplished when Champion merged all of its assets into its newly formed Delaware subsidiary, HealthStar Corp. As a result of this merger, HealthStar Corp. operated Champion's business while Champion ceased to exist.

    On December 30, 1999, the Company sold the assets of its wholly owned subsidiary NHBC to Carlmont Capital Group, Inc., a privately held company based in Chula Vista, California. This sale was made pursuant to the terms of an Asset Purchase Agreement dated December 28, 1999, by and among the Company, NHBC and Carlmont Capital Group, Inc. The Company received $1,500,000 in cash at closing and an earnout agreement that may provide up to an additional $300,000 in cash, based on the actual cash flows of NHBC during the 18 month period after closing.

    On April 28, 2000, the Company sold all of the issued and outstanding stock of its wholly owned subsidiary HealthStar, Inc. to Beyond Benefits Inc. See--"Overview."

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

    The managed care industry has expanded beyond traditional organizations providing cost containment services to group health insurance companies and self-funded employers to include workers' compensation coverage and automobile accident medical claims.

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

    Workers' compensation is a statutorily defined employee benefit that varies on a state-by-state basis. Workers' compensation laws generally require employers to fully pay for employees' costs of medical treatment and a significant portion of lost wages, legal fees and other costs associated with work-related injuries and disabilities. Companies provide such coverage to their employees through either the purchase of commercial insurance from private insurance companies, participation in state-run funds or through self-insurance. For workers' compensation claims, many states do not permit employers to restrict a claimant's choice of healthcare provider, making it more difficult for employers and private insurance companies to utilize traditional managed care approaches. However, employers in 20 states currently have the right to direct employees to a specific primary healthcare provider during the onset of a workers' compensation case, subject to the right of the employee to change physicians after a specific period. Recently, a number of states have adopted legislation encouraging the use of workers' compensation managed care organizations in an effort to allow employers to control their workers' compensation costs.

    The automobile casualty industry is slowly beginning to incorporate managed care services into controlling the medical care cost for the clients that are injured in an automobile accident. Like the workers' compensation industry, the automobile insurance industry is regulated on a state-by-state basis. While regulatory approval was not required for the Company to offer most of its services to the automobile insurance market, state regulatory approval was required in order to offer automobile insurers products that permit them to direct claimants into a network of medical providers. Currently, several states have legislated the optional use of PPOs by private automobile, property and casualty insurance companies and in return, the insured receives a reduced annual premium. Additionally, six states have adopted fee schedules for healthcare providers to be reimbursed for automobile related injuries. Because of escalating medical costs, the Company expects that additional states will pass legislation adopting managed care components for insureds injured in an automobile accident.

THE COMPANY'S PROGRAMS AND SERVICES

    Prior to April 28, 2000 the Company assisted its customers in managing the increasing medical costs of group health plans, workers' compensation claims and automobile related injury claims through managed care techniques by providing access to a PPO network, as well as a variety of cost containment services such as utilization review, case management, bill review, claims processing and medical repricing. In addition, the Company provided bill negotiation for clients on medical claims from health care providers who do not participate in the Company's PPO networks.

PPO NETWORKS

    PPOs are typically groups of hospitals, physicians and other healthcare providers that offer services at pre-negotiated rates to employer groups. PPO networks offered the Company's clients a means of managing healthcare costs by reducing the per-unit price of medical services provided to clients, reviewing utilization and managing high cost cases. The Company's network was one of the largest independent networks of directly contracted hospitals available in the United States and included acute care hospitals, out-patient facilities, physical rehabilitation services, ancillary services and a panel of primary care physicians and specialists. In addition to directly contracted providers, the Company provided its customers with access to a limited number of PPO networks organized by others which met the Company's criteria for provider selection. The Company used the following guidelines in determining a provider's eligibility for membership in the PPO: (a) geographic locations to meet the needs of payors;
(b) demonstrated cost effectiveness; (c) range of service offered;
(d) verification of provider's adequate professional liability insurance and all licenses and certifications as required by law and (e) risk profile including malpractice litigation history and licensure actions.

BILL REVIEW, CLAIMS PROCESSING AND MEDICAL REPRICING SERVICES

    The Company offered retrospective bill review, claims processing and medical repricing services for physician and hospital bills ("Bill Review"). Bill Review consists of an on-line computer-based information system which stores and accesses state-mandated fee schedules and licensed practitioner usual and customary charge information for the review of medical charges.

    The Company's software systems monitored the bills by matching procedure codes with the prevailing medical diagnosis, making the necessary adjustments. Prior to the application of a PPO fee schedule, the Bill Review system screens each bill for more than 90 different unwarranted charges. After a review of the entire bill, the Bill Review system automatically makes the necessary corrections and adjustments. In addition, the Bill Review system revealed duplicate procedures, validated medical procedures and analyzed the relationship of diagnosis to procedures performed.

VISION PROGRAM

    Until June 1999, the Company operated a "Point of Sale" ("POS") vision program. The Company's First American Vision Services ("FAVS") program offered its members the opportunity to purchase eye wear substantially below retail prices, when purchased from an independently owned FAVS provider. In addition, members were entitled to an eye examination at a pre-established reduced fee. The program benefits were extended to the members and their immediate families, and there were no restrictions on the number of purchases. On June 7, 1999 the Company sold its FAVS program for cash consideration of $125,000 to an immediate family member of a former officer of the Company. See Item 12--"Transactions with Related Parties."

SALES AND MARKETING

    The Company actively marketed its services to group health insurance companies, automobile insurance companies, workers' compensation insurance companies, third-party administrators and self-insured employers through the Company's direct sales force. The Company created interest and demand for its programs and services primarily through direct contact with potential customers and follow-up with marketing literature and information designed to address the client's needs. The Company also participated in managed healthcare conventions and trade shows and advertised its services on a limited basis in trade journals and other print media, primarily to enhance name recognition and its reputation in the managed care cost containment industry.

COMPETITION

    The managed healthcare cost containment industry is highly fragmented, with a large number of competitors. The Company does not believe that any single company commands significant market share. Most of the Company's competitors were national managed care providers, insurance companies, HMOs, and third-party administrators that have implemented their own managed care programs. Several large insurance companies for workers' compensation, health and automobile coverage have also implemented their own cost-containment programs through the carrier's own personnel. Many of the Company's competitors were significantly larger and had greater financial, technical, marketing, and management resources than the Company. The Company competed on the basis of its specialized knowledge and expertise in the managed healthcare services industry and on its ability to deliver effective services to the customer with a high level of customer satisfaction at an affordable price.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, AND LICENSES

    The Company regarded certain features of its programs and services as proprietary and relied on a combination of contract, copyright, trade secret laws and other measures to protect its proprietary information. As part of its confidentiality procedures, the Company generally obtained nondisclosure agreements from its employees and hospital-clients and limited access to and distribution of its software, documentation, and other proprietary information. The Company believed that trade secret and copyright protection were less significant than factors such as the knowledge, ability, and experience of the Company's employees and the timeliness and quality of the services provided.

GOVERNMENT REGULATION

    Managed healthcare programs for group healthcare, workers' compensation and automobile accident injuries are conducted within a regulated environment. The Company's activities were regulated principally at the state level, which means the Company was required to comply with certain regulatory standards which may have differed from state to state.

    Generally, parties that actually provide or arrange for the provision of healthcare services assume financial risk related to the provision of those services, or undertake direct responsibility for making payment or payment decisions for those services, are subject to a number of complex regulations that govern many aspects of their conduct and operations. In contrast, the services provided by the Company to its customers typically have not been the subject of regulation by the federal government and most states. Since the managed healthcare field is a rapidly expanding and changing industry and the cost of providing healthcare continues to increase, it is possible that the applicable state and federal regulatory frameworks will expand to more fully regulate the conduct and operation of companies engaged in that industry.

    The Employee Retirement Income Security Act of 1974 ("ERISA") governs employee benefit plans offered by employers who self-insure. Employers opt to self insure as a way to underwrite their own health claims and better control their healthcare costs. Regulation of such self-insured benefit plans falls under the jurisdiction of the United States Department of Labor, which has strict guidelines relative to such plans and to the TPAs that administer such plans. In addition to the ERISA guidelines, a TPA may be subject to additional state requirements regarding registration.

    The Company did not engage in any professional practice or control the cost of professional services. Likewise, the Company does not believe that membership in the Company's prior programs constituted insurance subjecting the Company to laws and regulations governing healthcare insurers and their operations. Certain regulations, present in most state and local jurisdictions, relating to the standards governing licensed healthcare professionals, prohibit such professionals from compensating any third person for soliciting patients or patronage on their behalf. The Company received immaterial payments for inclusion in the Company's networks from chiropractors and vision service providers, and the Company believes that these payments do not violate such regulations.

    The automobile insurance industry, like the workers' compensation industry, is regulated on a state-by-state basis. While regulatory approval was not required for the Company to offer most of its services to the automobile insurance market, state regulatory approval was required in order to offer automobile insurers products that permit them to direct claimants into a network of medical providers. To date, only a few states have legislation that permits such direction of care. The Company's automobile claims repricing business was non-directed and not affected by such legislation.

    Regulations in the healthcare, workers' compensation and automobile insurance fields are constantly evolving. Proposals for healthcare legislative reforms are regularly considered at the federal and state levels.

EMPLOYEES

    As of March 31, 2000, prior to the sale of HealthStar, Inc. to Beyond Benefits, Inc., the Company had approximately 125 full-time employees and 30 part-time employees. All of these employees were employed by HealthStar, Inc., with the exception of the President/Chief Executive Officer and the Vice President/ Chief Financial Officer, who were employed by HealthStar Corp. As of April 28, 2000 the Company had 2 full-time employees.

RISKS RELATED TO BUSINESS STRATEGY

    The Company's business strategy is to acquire an internet-related business or businesses, or other business or businesses, which includes a number of risks including, but not limited to, the following risks:

    - The Company has no existing Internet business or products, and therefore has no operating history or experience in that business. The Company's business plan involves all of the risks, uncertainties, expenses and difficulties frequently encountered by development stage companies, particularly companies in the rapidly evolving Internet market.

    - The Company's future success depends, in significant part, on its ability to attract, hire and retain directors, management and other personnel with the managerial, marketing and technical skills that may be required by the Internet-related or other business or businesses that the Company may acquire in the future. Competition for personnel in the Internet and related technology market is intense, and there are a limited number of persons with knowledge of, and experience in, this industry. If the Company fails to timely identify, recruit and hire qualified personnel, it may be unable to compete effectively.

    - To be successful in its planned acquisition of Internet businesses, the Company will need to identify applications, technologies and businesses that are complementary, and the Company may need to integrate disparate technologies and corporate cultures and potentially manage a geographically dispersed company. If the Company is able to make multiple acquisitions, later acquisitions could divert attention from other business concerns and expose the Company to unforeseen liabilities or risks associated with entering new markets. Integrating newly acquired organizations and technologies could be expensive, time consuming and may strain the Company's resources. The Company anticipates facing intense competition for acquisitions, and that many of these competitors will be larger, better-funded organizations. If the Company fails to execute its acquisition strategy successfully for any reason, the Company's business may be adversely affected. The Company does not have a tested business model and cannot be sure that any business model it develops will yield positive results.

    - The Company may pay for some acquisitions by issuing additional common stock and this could dilute stockholders. The Company may also use cash to buy companies or technologies in the future. If the Company does use cash, it may need to incur debt to pay for these acquisitions as well as to fund any operating losses. Acquisition financing may not be available on favorable terms or at all. In addition, the Company may be required to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would have an adverse affect on the Company's results of operations.

ITEM 2.  PROPERTIES

    At March 31, 2000, the Company leased approximately 24,000 square feet of office space in Chicago, Illinois; 6,200 square feet of office space in Independence (Cleveland), Ohio; 3,300 square feet of office space in Atlanta, Georgia; 6,300 square feet of office space in Dallas, Texas and 2,900 square feet of office space in Jacksonville, Florida. The Dallas, Texas lease expired on May 30, 2000, the Independence, Ohio lease expired on June 1, 2000 and the Jacksonville, Florida lease expires on April 30, 2001. In connection with the April 28, 2000 sale of HealthStar, Inc. to Beyond Benefits, Inc., the Company assigned all of its rights in and to the Chicago, Atlanta and Jacksonville leases. Pursuant to a sublease between the Company and American Financial Group, Inc., which is an affiliate of the Company's President and one of its directors, the Company leases approximately 2,000 square feet from American Financial Group in Aventura, Florida for its corporate headquarters for $1,000 per month. This sublease expires on December 31, 2000 however, the Company has an option to renew for an additional one year period. See
Item 12--"Transactions with Related Parties."

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to THOMAS H. STATEMAN V. HEALTHSTAR CORP. (Circuit Court of Cook County, Illinois (Chancery Division, Case No. 98 CH 16824)), filed on December 4, 1998. Mr. Stateman claimed a purported breach by the Company of the Stock Purchase Agreement dated December 15, 1997 (the "SPA") pursuant to which he sold all the stock of HealthStar, Inc. to the Company. Section 2.2 of the SPA delineates the consideration to be paid under the SPA, and also provides for a purchase price adjustment, upwards or downwards, by the "Adjustment Amount." Section 2.2(a) of the SPA specifies the procedures for determining the Adjustment Amount. In his Complaint, Mr. Stateman seeks a declaration that the "Adjustment Procedure" be performed by PricewaterhouseCoopers, including a specifically named partner, and he seeks damages of up to $900,000.

    On May 2, 2000, Mr. Stateman offered to settle the lawsuit as follows:
Mr. Stateman would be entitled to receive the balance of the funds ($250,000) remaining in the interest bearing escrow account which were part of the cash portion of the purchase price the Company paid to Mr. Stateman on December 15, 1997. Mr. Stateman also offered to waive his right to collect under the $200,000 subordinated promissory note that the Company issued to him in connection with the December 15, 1997 transaction. Further, Mr. Stateman offered to remit approximately $20,000 to the Company, which represents one-half of the cost that the Company has incurred in connection with retaining PricewaterhouseCoopers to perform the Adjustment Procedure. The Company has instructed its legal counsel to settle this matter under these terms, but there can be no assurance that the settlement will be consummated.

    From time to time, the Company is named as a defendant in routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is quoted on the Over-the-Counter Bulletin Board market under the symbol "PPOS." On June 26, 2000, the closing trade price for the Company's common stock was $2.44 as quoted on the OTC Bulletin Board.

    The following table sets forth the approximate high and low closing sales prices per share as reported by the Over-The-Counter Bulletin Board market for the Company's common stock for the calendar periods indicated. The quotations do not reflect retail markups, markdowns or commissions and may not reflect actual transactions. On November 16, 1998, the Company affected a 1-for-2 reverse stock split of its outstanding common stock. Share prices for periods prior to this date have accordingly been restated.

FISCAL QUARTER                                                  HIGH       LOW
--------------                                                --------   --------
Quarter Ended June 30, 1998.................................   $11.72     $5.75
Quarter Ended September 30, 1998............................   $ 7.63     $2.25
Quarter Ended December 31, 1998.............................   $ 4.44     $2.50
Quarter Ended March 31, 1999................................   $ 4.06     $2.00
Quarter Ended June 30, 1999.................................   $ 7.72     $3.31
Quarter Ended September 30, 1999............................   $12.63     $3.88
Quarter Ended December 31, 1999.............................   $ 7.13     $1.69
Quarter Ended March 31, 2000................................   $ 4.25     $2.56

    There were approximately 740 stockholders of record and approximately 800 beneficial owners of the common stock as of June 26, 2000. The Company has neither declared nor paid any cash dividends to date.

    On March 20, 2000, the Company issued 200,000 shares of its Common Stock in a private placement transaction. The shares were issued to an accredited investor for consideration of $300,000. The Company did not pay any commissions or fees with respect to such transaction. The shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering of shares by the Company, and did not involve any general solicitation of the public or advertising with respect to the offer and sale of such securities. In addition, the investor acknowledged acquiring the shares for such investor's own account, as principal, for investment and not with a view to the resale or distribution of all or any part of the shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

    This document includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Sources of Capital" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, history of losses, leverage and debt service, competition, no dividends, limited public market and liquidity, shares eligible for future sale, delays in or failure to identify and consummate a suitable acquisition, realization of the earn-out provision related to cash flows of NHBC for the 18 months following the December 1999 sale of NHBC's assets to Carlmont Capital Group, Inc. and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited financial statements and footnotes for the year ended March 31, 2000 contained herein and for the year ended March 31, 1999 contained in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on March 9, 2000.

RECENT DEVELOPMENTS

SALE OF HEALTHSTAR, INC. TO BEYOND BENEFITS, INC.

    On April 28, 2000, the Company sold all of the issued and outstanding stock of its wholly owned subsidiary HealthStar, Inc. ("HSI") to Beyond
Benefits, Inc., a Long Beach, California based managed healthcare company. The sale was made pursuant to a Stock Purchase Agreement dated September 23, 1999, as amended, by and among the Company, HealthStar, Inc., and Beyond
Benefits, Inc. The Company received $8,880,000 in cash at closing, of which, $1,325,000 was used to repay the entire amount outstanding under the Company's Term Loan and Credit Facility with Harris Trust and Savings Bank ("Harris Bank"). As a result of the completion of this transaction, the Company is no longer engaged in the managed healthcare business and currently has no revenue generating operations. The Company intends to utilize the remaining proceeds from this sale to acquire an internet-related business or businesses or other business or businesses. See--"Risks Related to Business Strategy"

SALE OF NHBC TO CARLMONT CAPITAL GROUP, INC.

    On December 30, 1999, the Company sold the assets of its wholly owned subsidiary National Health Benefits & Casualty Corporation ("NHBC") to Carlmont Capital Group, Inc. ("Carlmont"), a privately held company based in Chula Vista, California. This sale was made pursuant to the terms of an Asset Purchase Agreement dated December 28, 1999, by and among the Company, NHBC and Carlmont. The

Company received $1,500,000 in cash at closing and an earnout agreement that may provide up to an additional $300,000 in cash, based on the actual cash flows of NHBC during the 18 month period after closing.

RESULTS OF OPERATIONS

    The following discussion of "Results of Operations" describes the Company's business as it was conducted during the fiscal year ended March 31, 2000 ("fiscal 2000" or "2000"). As a result of the completion of the sale of HSI to Beyond Benefits on April 28, 2000 and the completion of the sale of the assets of NHBC to Carlmont on December 30, 1999, the Company is no longer engaged in the business as described in this section. It should also be noted that as a result of the Company's sale of the assets of NHBC to Carlmont, the operating results for fiscal 2000 include nine months of operating results for NHBC versus twelve months of operating results during the fiscal year ended March 31, 1999 ("fiscal 1999" or "1999").

TWELVE MONTHS ENDED MARCH 31, 2000 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
  1999

    During fiscal 2000, the Company derived the majority of its revenue from fees paid by its customers for access to the Company's PPO network of contracted healthcare providers. These providers contractually agreed with the Company to provide healthcare services to the Company's customers at a discount from billed charges. The Company's customer base consisted of a variety of payors of medical claims such as insurance companies, third-party administrators and self-insured employers. The Company entered into contracts with its customers and charged network access fees using either of two methods. Customers could choose to pay a capitated fee, which is a fixed, monthly fee per eligible subscriber. The other method that customers could elect to choose to pay the Company for network access is called a repricing fee. Under this method, the Company received a percentage of the dollar amount of the discount granted by the healthcare provider for services rendered to an enrolled subscriber. The Company's percentage of the dollar amount of the discount was determined by contract and varied from customer to customer.

REVENUE

    Total revenue decreased $3,935,632 or 23% to $12,979,660 in 2000 compared to $16,915,292 in 1999. Revenue for HSI decreased $3,015,375 to $11,246,047 in 2000 from $14,261,422 in 1999, a decrease of 21%. The majority of the decrease was attributable to the loss of six significant customers that were active during fiscal 1999. Overall, capitated fees declined approximately 15% and repricing fees declined approximately 34% from the year ago period. The decline in repricing fees is also attributable to the sale of NHBC at December 30, 1999 and the inclusion of twelve months of revenue from NHBC in fiscal 1999 versus nine months of revenue in fiscal 2000.

    Other fees include charges to customers for various healthcare services provided by the Company such as medical case management, utilization review, and revenue generated from the sale of provider directories. Other fees also include revenue from a Company administered pharmacy benefit program that was discontinued in June 1999. Other fees decreased $161,348 or approximately 30% from $540,381 in 1999 to $379,033 in 2000. The majority of this decrease is due to the discontinuation of the pharmacy benefit program.

OPERATING EXPENSES

    Cost of services includes the cost of outsourcing the medical case management and utilization review functions, commissions paid to outside brokers, fees paid to other PPO networks for access to healthcare providers which are not directly contracted with the Company, the cost of electronic claims processing and the cost of printing provider directories. Included in the prior year are costs associated with administering the Company's pharmacy benefit program. Cost of services decreased $639,191 or approximately 26% to $1,795,047 in 2000 from $2,434,238 in 1999. Approximately $200,000 of the decrease is due to the
termination of the pharmacy benefit program. The remaining reduction is due primarily to a decrease in access fees paid to other PPO networks and lower commissions paid to outside brokers as a result of the overall decrease in revenue. As a percentage of total revenue, cost of services was approximately 14% in 2000, unchanged from 1999.

    Salaries and wages include all employee compensation, payroll taxes, employee health insurance and other employee benefits. Also included in this category are the commissions paid to in-house sales and marketing personnel. Salaries and wages were $7,319,042 in 2000 compared to $8,202,561 in 1999, a decrease of $883,519 or approximately 11%. The decrease is attributable to an overall reduction in staffing levels as a result of departmental reorganizations that were implemented during fiscal 2000. In addition, sales commissions decreased as a result of the decline in revenue.

    General and administrative expenses include all other operating expenses, such as telecommunications, office supplies, postage, travel and entertainment, professional fees, bad debt expense, insurance, rent and utilities. General and administrative expenses were $3,843,487 in 2000 compared to $4,877,761 in 1999, a decrease of $1,034,274 or approximately 21%. The majority of this decrease was due to a decrease in bad debt expense of $767,581 from the year ago period. The decrease in bad debt expense was attributable to lower revenue in the current year and better collection efforts. The remainder of the decrease was due to tighter cost controls throughout the various operating expense categories and the effect of the closing of a regional office in Dallas, Texas in June 1999.

    Depreciation and amortization expense was consistent between fiscal years.

NON-OPERATING INCOME (EXPENSE)

    Interest expense for the year was $292,396 compared to $397,165 in 1999, a decrease of $104,769 or approximately 26%. The decrease is attributable to lower levels of indebtedness during fiscal 2000 compared to fiscal 1999.

    The Company's December 30, 1999 sale of the assets of NHBC to Carlmont resulted in the Company recording a pretax gain of $1,097,147. The Company also recorded a pretax gain of $114,538 on the sale of the assets of its vision program, which occurred in June 1999.

    The Company incurred a pretax loss of $222,453 related to the disposition of equipment during fiscal 2000.

    The acquisition of HSI in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", management evaluates the recoverability of long-lived assets, including goodwill. On April 28, 2000, the Company completed the sale of HSI to Beyond Benefits for $8,880,000 in cash. Accordingly, the Company has adjusted the carrying value of HSI's goodwill to an estimated fair value of $6,219,736, resulting in a non-cash impairment charge of $1,996,824 ($0.51 loss per basic and diluted share) for the fiscal year ended March 31, 2000.

INCOME TAX EXPENSE (BENEFIT)

    Although the Company incurred operating losses for 2000, the Company recognized $23,400 of income tax expense for 2000 due to minimum state tax provisions in certain states in which the Company conducts business. Management believes it is more likely than not that the Company will not realize the entire benefit of the deferred tax assets at March 31, 2000, due, in part, to the sale of HSI on April 28, 2000 and limitations on the use of the net operating loss carryforwards which it generated. The Company recognized an income tax benefit for 1999 primarily due to the ability to carryback net operating losses incurred during the year to recover taxes paid in prior years.

NET LOSS

    The Company incurred a net loss of $2,521,406 in fiscal 2000 compared to a net loss of $175,670 in fiscal 1999. The primary reasons for the increased loss are a decline in revenues resulting from the loss of six significant customers, a goodwill impairment charge of $1,996,824, offset by net gains on the disposition of assets of $989,232, which is primarily related to the sale of NHBC.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000, the Company had cash and cash equivalents of $305,034, total current assets of $1,848,086 and total current liabilities of $3,159,226. At March 31, 2000, the Company had total outstanding indebtedness of $1,525,000, of which $1,325,000 was owed to Harris Bank under the Company's Term Loan and Credit Facility. The remaining $200,000 was owed to the former owner of HealthStar Inc. in connection with the Company's acquisition of HSI in December 1997. The entire amount of outstanding indebtedness was included in current liabilities, resulting in a working capital deficiency of $1,311,140.

    Under the terms of the Credit Facility, the Company was required to be in compliance with a series of financial covenants such as a minimum current ratio, maximum leverage ratio and a minimum fixed charge coverage ratio. At March 31, 1999, the Company was not in compliance with two of the three covenants, which caused an event of default under the credit agreement. On June 8, 1999, the bank agreed to a waiver and reset the covenant levels. As a condition to granting the waiver, the bank amended the terms of the credit facility whereby it required the Company to payoff all outstanding indebtedness no later than November 30, 1999. The interest rate on both the term loan and line of credit was increased to prime plus 1.5% and a minimum earnings covenant was added.

    On September 30, 1999, the total amount owed to the bank was $2,975,000. The debt consisted of $1,925,000 on the term loan and $1,050,000 outstanding on the line of credit. On September 30, 1999, the Company was required to make a $150,000 principal payment on the term loan. However, the Company did not have the cash available to make the payment. On October 19, 1999, the Company prepared its monthly borrowing base report for September and it indicated that the Company was required to make a payment of $100,000 on the line of credit. These events constituted a default under the credit facility and the bank exercised its right to raise the interest rate on the term loan and line of credit to prime plus 3.5%, which equated to 12.0% as of November 17, 1999.

    On November 19, 1999, the Company and the bank entered into an amendment to the credit agreement pursuant to which: (i) the Company made a payment of $100,000 on the line of credit concurrent with entering into the agreement;
(ii) on November 30, 1999, the Company made the $150,000 principal payment which was due on September 30, 1999; (iii) the bank extended the maturity date of the term loan and line of credit to January 31, 2000; (iv) the bank reset the interest rate on the term loan and line of credit to prime plus 1.5% on November 30, 1999 and (v) the Company could no longer make any borrowings under the line of credit.

    On December 30, 1999, the Company completed the sale of the assets of its wholly owned subsidiary NHBC to Carlmont Capital Group, Inc. The Company received $1,500,000 in cash at closing and used $1,350,000 of the cash proceeds to payoff the line of credit and paydown the term loan to $1,325,000. In connection with this reduction in debt, Harris agreed to extend the maturity date of the term loan to February 29, 2000.

    On March 3, 2000, the Company and Harris Bank executed a letter agreement which extended the maturity date of the term loan to the earlier of
(i) April 28, 2000 or (ii) the Target Date. The Target Date was defined as the date on which the sale of HSI to Beyond Benefits would occur. Specifically, the letter agreement acknowledged that the Company was in default under the terms of its loan agreement with Harris Bank because (i) it did not comply with the financial covenant regarding the applicable fixed charges coverage ratio (during the months of November and December 1999) and with the financial covenant regarding the applicable minimum EBITDA (during the month of December 1999), and
(ii) it
failed to pay the principal amount of $1,325,000 outstanding and owed to the bank on February 29, 2000. Under the terms of the letter agreement, the Bank waived the defaults described above, only with respect to the referenced periods, subject to the following conditions: (i) the principal amount outstanding under the applicable note must be paid in full on the Target Date;
(ii) payment of a $10,000 fee; (iii) all things necessary to effect the sale of HSI and repayment must be done by the Target Date; and (iv) there must not occur any change in the condition or prospects of the Company, financial or otherwise, that Harris Bank would deem material and adverse.

    On April 28, 2000, in connection with the sale of HSI to Beyond Benefits, the Company repaid the entire balance of $1,325,000 owed to Harris Bank. The remaining proceeds from the sale are currently invested in a money market account yielding approximately 5.5%. The Company is considering investing these proceeds in short-term investment grade securities until such time that they are needed in connection with the Company's plan to acquire a business or businesses. There can be no assurance that the Company will be able to consummate an acquisition of a business or businesses in accordance with the Company's current business plan or in a timely manner.

    As of April 28, 2000, the Company no longer has any revenue generating operations. The only source of cash is interest income generated from the investment of the remaining proceeds from the sale of HSI. The Company intends to use a portion of the remaining proceeds to pay certain transaction related costs and for general working capital purposes including the payment of salaries to its two executive officers and other overhead costs. To date, pending acquisition of an operating business, the Company has deposited the proceeds of the sale of HealthStar, Inc. in money-market or similar bank accounts that earn interest at a relatively low rate (currently 5.5% annually). To the extent the Company continues to hold its cash in these types of accounts, the net effect of reductions in interest rate, the advent of inflation, corporate overhead and the passage of time--or a combination of two or more of these factors--could result in a reduction of the Company's cash or its purchasing power, which, in turn, could adversely affect the Company's prospects. Conversely, in the event the Company were to invest any of its cash in securities that could yield a higher return, such investment may involve greater risk of loss of principal.

ITEM 7.  FINANCIAL STATEMENTS

    The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-19 are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On March 9, 2000 KPMG LLP ("KPMG") notified the Company of their resignation as independent accountants for the Company. The audit report of KPMG LLP on the consolidated financial statements of HealthStar Corp. and subsidiaries as of March 31, 1999 and for the years ended March 31, 1999 and 1998, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the two fiscal years ended March 31, 1999 and the subsequent interim period through March 9, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. During the Company's year ended March 31, 1999 and any subsequent interim period preceding this report, KPMG did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K. The Company provided KPMG LLP with a copy of the foregoing disclosures and received a letter from KPMG addressed to the SEC stating that KPMG agreed with such disclosures.

    The Company has engaged Arthur F. Bell, Jr. & Associates, L.L.C., ("AFB"), as the successor accounting firm to KPMG effective May 10, 2000. The engagement of AFB has been approved by the Audit Committee of the Board of Directors of the Company. Prior to the engagement of AFB there were no consultations by the Company with AFB relating to disclosable disagreements with KPMG, how accounting principles would be applied by AFB to a specific transaction, or the type of opinion AFB might render.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The following table sets forth certain information as of June 28, 2000, of the Directors and Executive Officers of the Company:

NAME                            AGE                              POSITION
----                          --------                           --------
Edward M. Chism.............     60      Chairman of the Board, President and Chief Executive
                                         Officer

Isidor Buholzer, Jr.........     39      Director

Dr. Michael D. Flax.........     44      Director

David J. Lewis..............     40      Director

Dr. Luis A. Queral..........     51      Director

Steven A. Marcus............     40      Vice President and Chief Financial Officer

    EDWARD M. CHISM has been Chairman of the Board since July 1999. Mr. Chism is a principal and the Chief Executive Officer and President of American Financial Group, Inc., a capital management company based in Aventura, Florida ("AFG"). Mr. Chism has held that position since 1993.

    ISIDOR BUHOLZER, JR. has been a Director of the Company since
November 1999. Mr. Buholzer is a vice president of AFG. He has held that position since October 1998. Prior to that, he was general manager of Austro Financial Services, Inc. from January 1998 to October 1998, a vice president of Banque Nationale de Paris in Miami, Florida, from October 1996 through
December 1997, and a vice president of Clariden Asset Management (New
York), Inc. from January 1994 through December 1995.

    DR. MICHAEL D. FLAX has been a Director of the Company since July 1999. Dr. Flax is an endodontist and has been in private practice in Coral Springs, Florida since 1981. Dr. Flax is also an associate professor at the Nova Southeastern University School of Dentistry.

    DAVID J. LEWIS has been a Director of the Company since August 1999.
Mr. Lewis is President and Chief Executive Officer of Affinity Financial
Group Inc., a financial advisory company based in Toronto, Canada. Mr. Lewis has held that position since 1991.

    DR. LUIS A. QUERAL has been a Director of the Company since July 1999.
Dr. Queral is Chief of Vascular Surgery at Mercy Medical Center in Baltimore, Maryland and has held that position since 1997. Prior to that, Dr. Queral was in private practice as a vascular surgeon.

    STEVEN A. MARCUS joined the Company in August 1999 as Vice President, Chief Financial Officer and Secretary. Prior to that Mr. Marcus was President of Marcus Financial, Inc., a financial consulting firm based in Scottsdale, Arizona. Mr. Marcus held that position since 1989. Mr. Marcus was also the President of the Company's subsidiary, HealthStar, Inc. from February 24, 2000 until April 28, 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that Messrs. Chism, Buholzer,

Flax, Lewis and Queral did not file their Form 3 disclosure statements within the period of time required for such filings.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth information regarding compensation paid for all services rendered to the Company in all capacities during the last three completed fiscal years by the Company's Chief Executive Officer and certain executive officers of the Company. No other executive officers of the Company received compensation in excess of $100,000 during the fiscal year ended
March 31, 2000.

                       SUMMARY OF EXECUTIVE COMPENSATION

                                                                                           ALL OTHER
NAME AND POSITION                                        YEAR      SALARY     BONUS     COMPENSATION(1)
-----------------                                      --------   --------   --------   ---------------
Edward M. Chism(2)...................................    2000     $ 42,862         0       $   1,200
President,                                               1999            0         0               0
Chief Executive Officer,                                 1998            0         0               0
and Director

Steven A. Marcus(3)..................................    2000       85,975         0           1,200
Vice President,                                          1999            0         0               0
Chief Financial Officer                                  1998            0         0               0

Stephen J. Carder(4).................................    2000      200,000         0           9,000
President,                                               1999      186,458         0          12,000
Chief Executive Officer,                                 1998      135,000    20,000          12,000
and Director

Darren T. Horndasch(5)...............................    2000      121,154         0           4,000
Vice President,                                          1999      139,618         0          44,250(6)
Chief Operating Officer                                  1998            0         0               0

Denise E. Nedza(7)...................................    2000      137,000         0           3,600
Vice President,                                          1999       57,962         0           1,500
Chief Financial Officer                                  1998            0         0               0

------------------------

(1) The Company paid each of its executive officers an automobile allowance each month with exception of Mr. Chism and Mr. Marcus. The Company also provides health insurance benefits for all full time employees, including its officers. The Company's officers do not receive additional compensation for serving as Directors of the Company.

(2) Mr. Chism was appointed President and Chief Executive Officer of the Company on November 12, 1999.

(3) Mr. Marcus was appointed Vice President and Chief Financial Officer of the Company on August 19, 1999.

(4) Mr. Carder resigned his position as President, Chief Executive Officer and Director of the Company on August 19, 1999. Mr. Carder remained President of HealthStar, Inc. until his resignation on February 16, 2000.

(5) Mr. Horndasch resigned his position as Vice President and Chief Operating Officer of the Company on August 19, 1999 and his position as Vice President and Chief Operating Officer of HealthStar, Inc. on December 3, 1999.

(6) Includes $15,000 calculated as the fair market value of 5,000 shares of common stock awarded at the time employment commenced and a moving allowance of $25,000.

(7) Ms. Nedza resigned her position as Vice President and Chief Financial Officer of the Company on August 19, 1999 and her position as Vice President and Chief Financial Officer of HealthStar, Inc. on March 29, 2000.

The following table provides information concerning stock options granted to the Named Officers during the fiscal year ended March 31, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                   PERCENT OF
                                                                  TOTAL OPTIONS
                                                   NUMBER OF       GRANTED TO
                                                  SECURITIES        EMPLOYEES       EXERCISE
                                                  UNDERLYING           IN             PRICE       EXPIRATION
NAME                                            OPTIONS GRANTED    FISCAL YEAR    ($ PER SHARE)      DATE
----                                            ---------------   -------------   -------------   ----------
Edward M. Chism...............................       25,000           31.25%          $4.00        12/17/09
                                                     25,000           31.25%          $6.00        12/17/09
Steven A. Marcus..............................       15,000           18.75%          $4.00        12/17/09
                                                     15,000           18.75%          $6.00        12/17/09
Stephen J. Carder.............................            0               0%            N/A             N/A
Darren T. Horndasch...........................            0               0%            N/A             N/A
Denise E. Nedza...............................            0               0%            N/A             N/A

    The options were awarded on December 17, 1999, under the HealthStar Corp 1998 Stock Option Plan (the "Plan"). The options have a ten-year term and vest equally over a two-year period from the date of issuance. Options were also awarded to the Company's outside directors, Mr. Buholzer, Dr. Flax, Mr. Lewis and Dr. Queral. Each director received options to purchase 20,000 shares at $4.00 and 20,000 shares at $6.00. These options have a ten-year term and vest equally over a two-year period from the date of issuance, which was December 17, 1999. Upon the change of control, as defined in the plan, which resulted from the sale of HealthStar Inc. to Beyond Benefits Inc., all options granted under such plan were to become fully vested and immediately exercisable. However, each of the optionees agreed to waive their rights to immediate vesting and consequently the options remain subject to the original vesting requirements.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

    The following table sets forth information concerning options exercised during the fiscal year ended March 31, 2000 by the Named Officers and the value of in-the-money options held by the Named Officers on March 31, 2000.

                                                          NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                NUMBER                       OPTIONS HELD AT           IN-THE-MONEY OPTIONS AT
                               OF SHARES                     MARCH 31, 2000              MARCH 31, 2000 (1)
                              ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                           EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   --------   -----------   -------------   -----------   -------------
Edward M. Chism.............          0           0      0              50,000         0                $  0
Steven A. Marcus............          0           0      0              30,000         0                   0
Stephen J. Carder...........          0           0      0                   0         0                   0
Darren T. Horndasch.........     30,000      86,250      0                   0         0                   0
Denise E. Nedza.............          0           0      0                   0         0                   0

------------------------

(1) Based on the closing sales price of $2.75 of the underlying common stock as of March 31, 2000.

    During fiscal 2000, former outside directors of the Company, Gerald E. Finnell, Jon M. Donnell, Gary L. Nielsen and Thomas S. O'Brien exercised stock options that were previously granted to them. These options had exercise prices ranging from $2.875 to $3.25. Messrs. Finnell, Donnell and Nielsen exercised 15,000 shares apiece at an exercise price of $2.875 and Mr. O'Brien exercised 5,000 shares at an exercise price of $3.25. These options were scheduled to vest equally over a three-year period from the date of grant, however, a change of control, as defined by the plan occurred when the aforementioned directors resigned on July 27, 1999 and thus all non-vested options became immediately exercisable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 31, 2000, for
(i) each Named Officer; (ii) each director of the Company; (iii) all executive officers and directors as a group; and (iv) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock.

                                                                                        PERCENTAGE OF
OFFICERS AND DIRECTORS:                                SHARES BENEFICIALLY OWNED(1)   OUTSTANDING STOCK
-----------------------                                ----------------------------   -----------------
Edward M. Chism(4)...................................            329,166                     7.6%
Isidor Buholzer, Jr..................................                  0                       *
Dr. Michael D. Flax..................................             45,000                     1.0%
David J. Lewis.......................................                  0                       *
Dr. Luis A. Queral...................................                  0                       *
Steven A. Marcus.....................................                  0                       *
Stephen J. Carder....................................                  0                       *
Darren T. Horndasch..................................                  0                       *
Denise E. Nedza......................................                  0                       *
All executive officers and directors as a group
  (6 persons)........................................            374,166                     8.6%
5% Holders (2):......................................
Forward Looking Technologies Limited(3)..............            329,166                     7.6%

------------------------

*   Indicates less than one percent (1.0%).

(1) Beneficial ownership is determined under rules of the Securities and Exchange Commission and generally includes shares in respect of which the person has voting or investment power. Shares of common stock subject to stock options and warrants currently exercisable or exercisable within 60 days are beneficially owned by the option or warrant holder and are deemed to be outstanding for computing the percentage ownership of the person holding such options or warrants and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of capital stock shown beneficially owned by them.

(2) See "Transactions with Related Parties."

(3) The number of shares beneficially owned is given in reliance upon a
    Schedule 13D filed with the Securities and Exchange Commission on November 24, 1999 by Forward Looking Technologies, Ltd. Forward Looking Technologies Ltd.'s principal place of business is 50 Shirley Street, Second Floor, Nassau, Bahamas. Edward M. Chism, the Company's CEO, president and chairman of the board of directors, has the power to vote these shares.

(4) Represents the same 329,166 shares owned by Forward Looking Technologies Limited.

ITEM 12.  TRANSACTIONS WITH RELATED PARTIES

    In June 1999, Stephen J. Carder, then the Company's president, chief executive officer and a director, sold 179,166 shares of the Company's common stock owned by him, to Forward Looking Technologies, Ltd., at $4.00 per share. Prior to this transaction, Forward Looking Technologies had purchased 150,000 shares of common stock at $2.50 per share from the Company in a private placement in March 1999. As a result of its purchase from Mr. Carder, Forward Looking Technologies increased its common stock ownership from 150,000 to 329,166 shares of common stock, and from approximately 3.9% to 7.9% of total shares outstanding.

    In June of 1999, the Company sold its vision program business for $125,000 to the sister of Stephen Carder, the Company's then president. The Company believes, based upon a third-party valuation, that it received fair consideration for such business.

    On August 19, 1999, the board of directors authorized the Company to purchase shares of Physiciansite.com for approximately $7.0 million, by assuming rights under a stock subscription agreement between Physiciansite.com and DocNet.com, Inc. The board also approved the issuance of 4 million shares of common stock of the Company to DocNet.com, Inc. to purchase DocNet's rights under the subscription agreement. At the same meeting, the board elected Richard
A. Yardley and Thomas C. Ronk to fill vacancies then existing on the board.
Mr. Yardley was an officer of Physiciansite.com and Mr. Ronk a shareholder in DocNet. When the agreement with DocNet and the proposed investment in Physiciansite.com was ultimately terminated on November 12, 1999, Mr. Yardley and Mr. Ronk resigned their respective positions with the Company.

    The President of InfoPlan Inc. entered into a Consulting Agreement with the Company dated as of February 11, 2000 pursuant to which he provided consulting services in connection with the sale of HSI (which have primarily involved assisting in negotiations with Beyond Benefits for the sale of HSI) and such other matters as requested by the Company. The Company was obligated to pay compensation for such services in the sum of $1,000 per week for the term of the Agreement and reimburse the consultant for reasonable expenses incurred in connection with the performance of his services under such Agreement. The Company intends to continue the consulting arrangement. InfoPlan Inc. is a shareholder of 200,400 (approximately 4.6%) of the outstanding shares of the Company. This number of shares is given in reliance upon an amendment dated
June 12, 1999 to Schedule 13D filed with the Securities and Exchange Commission, with the shares reported in the amendment adjusted for a 1-for-2 reverse stock split of the common stock effected on November 16, 1998. InfoPlan Inc.'s principal place of business is 19 Hillsyde Court, Hunt Valley, Maryland, 21030. In reliance upon an additional amendment dated June 12, 1999 to

Schedule 13D filed with the Commission, the Company understands that the number of shares excludes 117,116 shares (2.7%) owned by the wife of InfoPlan Inc.'s President (with respect to which she has sole dispositive power and no voting power). Voting power with respect to such shares was assigned to the Company's Board of Directors. The number of shares also excludes 30,000 shares issuable upon the exercise of options granted to the President of InfoPlan, Inc. as compensation for prior consulting services to the Company (15,000 shares at $4.00 per share and 15,000 shares at $6.00 per share; fifty percent (50%) of which become exercisable on December 17, 2000 with the remaining fifty (50%) becoming exercisable on December 17, 2001).

    The Company subleases approximately 2,000 square feet of office space from American Financial Group ("AFG") in Aventura, Florida for $1,000 per month. AFG is an affiliate of Mr. Chism and Mr. Buholzer.

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

    A report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on January 14, 2000 relating to the Company's sale of the assets of its wholly owned subsidiary National Health Benefits & Casualty Corporation to Carlmont Capital Group, Inc., on December 30, 1999.

    A report on Form 8-K/A (Item 5) was filed with the Securities and Exchange Commission on March 14, 2000, relating to an Amendment to the Stock Purchase Agreement between the Company and Beyond Benefits, Inc., dated February 29, 2000. The Amendment provided for a reduction to the sales price in connection with the Company's proposed sale of the stock of its wholly owned subsidiary HealthStar, Inc. to Beyond Benefits, Inc.

    A report on Form 8-K (Item 4) was filed with the Securities and Exchange Commission on March 15, 2000 relating to the resignation KPMG LLP as the Company's independent auditors.

    A report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on March 15, 2000 relating to an Amendment to the Company's Credit Agreement with Harris Trust and Savings Bank that provided for an extension of the maturity date of the Company's Term Loan to April 28, 2000.

    A report on Form 8-K/A (Item 5) was filed with the Securities and Exchange Commission on March 31, 2000 relating to a revision to pro forma financial information contained in a Form 8-K filed on January 14, 2000 in connection with the Company's sale of the assets of its wholly owned subsidiary National Health Benefits & Casualty Corporation to Carlmont Capital Group, Inc., on
December 30, 1999.

    A report on Form 8-K (Item 4) was filed with the Securities and Exchange Commission on May 17, 2000 relating to the engagement of Arthur F. Bell, Jr. & Associates, L.L.C. as the successor accounting firm to KPMG.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 and 15(2) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2000

                                                       HEALTHSTAR CORP.

                                                       BY:             /S/ EDWARD M. CHISM
                                                            -----------------------------------------
                                                                         Edward M. Chism
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                               DATE
                      ---------                        ------------------
                 /s/ EDWARD M. CHISM
     -------------------------------------------
                   Edward M. Chism                       June 29, 2000
   President, Chief Executive Officer and Director

                /s/ STEVEN A. MARCUS
     -------------------------------------------
                  Steven A. Marcus                       June 29, 2000
       Vice President, Chief Financial Officer

              /s/ ISIDOR BUHOLZER, JR.
     -------------------------------------------
                Isidor Buholzer, Jr.                     June 29, 2000
                      Director

                 /s/ MICHAEL D. FLAX
     -------------------------------------------
                   Michael D. Flax                       June 29, 2000
                      Director

                 /s/ DAVID J. LEWIS
     -------------------------------------------
                   David J. Lewis                        June 29, 2000
                      Director

                 /s/ LUIS A. QUERAL
     -------------------------------------------
                   Luis A. Queral                        June 29, 2000
                      Director

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
HealthStar Corp.

    We have audited the accompanying consolidated balance sheet of HealthStar Corp. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations and retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthStar Corp. and subsidiaries at March 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                      /s/ ARTHUR F. BELL, JR. & ASSOCIATES,
                                      L.L.C.

Hunt Valley, Maryland
June 23, 2000

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
HealthStar Corp.:

    We have audited the accompanying consolidated statements of operations and retained earnings and cash flows of HealthStar Corp. and subsidiaries for the year ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conduct our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of HealthStar Corp. and subsidiaries for the year ended March 31, 1999 in conformity with generally accepted accounting principles.

                                             KPMG LLP

Phoenix, Arizona
May 28, 1999

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000

ASSETS
  Current assets:
    Cash and cash equivalents...............................  $   305,034
    Trade accounts receivable, less allowance for doubtful
      accounts of $100,000..................................    1,428,777
    Other current assets....................................      114,275
                                                              -----------

        Total current assets................................    1,848,086

  Property and equipment, net...............................    1,527,465
  Goodwill, net of accumulated amortization of $3,057,759...    6,219,736
  Other assets, at cost.....................................      460,010
                                                              -----------

        Total assets........................................  $10,055,297
                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable........................................  $   648,477
    Accrued expenses........................................      985,749
    Current portion of long-term debt.......................    1,525,000
                                                              -----------

        Total current liabilities...........................    3,159,226
                                                              -----------

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value, 15,000,000 shares
    authorized, 4,345,872 shares issued and outstanding.....        4,346
  Additional paid-in capital................................    9,196,428
  Retained earnings (deficit)...............................   (2,304,703)
                                                              -----------

        Total shareholders' equity..........................    6,896,071

Commitments and contingencies (notes 2 and 10)
                                                              -----------

        Total liabilities and shareholders' equity..........  $10,055,297
                                                              ===========

          See accompanying notes to consolidated financial statements.

                       HEALTHSTAR CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                  FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
REVENUES
  Capitated fees............................................  $ 8,033,984   $ 9,481,392
  Repricing fees............................................    4,566,643     6,893,519
  Other fees................................................      379,033       540,381
                                                              -----------   -----------
    Total revenues..........................................   12,979,660    16,915,292
                                                              -----------   -----------

OPERATING EXPENSES
  Cost of services..........................................    1,795,047     2,434,238
  Salaries and wages........................................    7,319,042     8,202,561
  General and administrative................................    3,843,487     4,877,761
  Depreciation and amortization.............................    1,220,102     1,214,204
                                                              -----------   -----------
    Total operating expenses................................   14,177,678    16,728,764
                                                              -----------   -----------
Income (loss) from operations...............................   (1,198,018)      186,528

Non-operating income (expense):
  Interest expense..........................................     (292,396)     (397,165)
  Net gains (losses) on dispositions of assets..............      989,232       (59,626)
  Asset impairment charge...................................   (1,996,824)            0
                                                              -----------   -----------

(Loss) before income taxes..................................   (2,498,006)     (270,263)

Income tax expense (benefit)................................       23,400       (94,593)
                                                              -----------   -----------

    Net (loss)..............................................   (2,521,406)     (175,670)

Retained earnings at beginning of year......................      216,703       392,373
                                                              -----------   -----------

Retained earnings (deficit) at end of year..................  $(2,304,703)  $   216,703
                                                              ===========   ===========

(Loss) per share--Basic and Diluted.........................  $     (0.64)  $     (0.05)
                                                              ===========   ===========

Weighted average shares outstanding--Basic and Diluted......    3,937,449     3,216,676
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                                                 2000          1999
                                                              -----------   -----------
OPERATING ACTIVITIES
  Net (loss)................................................  $(2,521,406)  $  (175,670)
  Adjustments to reconcile net (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................    1,220,102     1,214,204
    Net gain on dispositions of assets......................     (989,232)            0
    Asset impairment charge.................................    1,996,824             0
    Bad debt expense........................................     (129,397)      638,184
    Gain related to stock transactions......................            0       (70,981)
    Loss on investment in healthcare technology company.....            0        59,626
    Stock-based compensation................................      196,700             0
  Increase (decrease) in cash resulting from changes in
    operating assets and liabilities:
    Trade accounts receivable...............................      420,404      (120,589)
    Other current assets....................................      194,793      (397,980)
    Accounts payable........................................     (234,434)     (280,830)
    Accrued expenses........................................     (603,286)     (608,691)
                                                              -----------   -----------
        Net cash (used in) provided by operating
          activities........................................     (448,932)      257,273
                                                              -----------   -----------
INVESTING ACTIVITIES
  Purchases of equipment....................................      (97,988)     (369,183)
  Investment in healthcare technology company...............            0       100,000
  Net proceeds from dispositions of assets..................    1,550,355             0
                                                              -----------   -----------
        Net cash provided by (used in) investing
          activities........................................    1,452,367      (269,183)
                                                              -----------   -----------
FINANCING ACTIVITIES
  (Increase) in other assets................................     (219,462)      (40,620)
  Net proceeds from line of credit..........................            0       350,000
  Payments on long-term debt................................   (1,400,000)     (425,000)
  Redemption of convertible debenture.......................            0    (1,000,000)
  Proceeds from issuance of common stock....................      849,125     1,000,000
                                                              -----------   -----------
        Net cash (used in) financing activities.............     (770,337)     (115,620)
                                                              -----------   -----------
Net increase (decrease) in cash and cash equivalents........      233,098      (127,530)
Cash and cash equivalents at beginning of year..............       71,936       199,466
                                                              -----------   -----------
Cash and cash equivalents at end of year....................  $   305,034   $    71,936
                                                              ===========   ===========
SUPPLEMENTAL FINANCIAL DISCLOSURE
  Interest paid.............................................  $   246,687   $   345,738
                                                              ===========   ===========
  Income taxes (refunded) paid..............................  $  (128,243)  $   220,737
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Settlement on convertible debenture.......................  $         0   $ 3,000,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1.  DESCRIPTION OF BUSINESS

    Prior to April 28, 2000, HealthStar Corp. (the "Company") was a healthcare management company dedicated to controlling the cost, improving the quality and enhancing the delivery of healthcare services. The Company provided related products and services designed to reduce healthcare costs. The Company marketed and provided programs and services to insurance companies, self-insured businesses for their medical plans, and third parties that administer employee medical plans. These programs and services assisted clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims. The Company operated its business in one segment through its two wholly-owned subsidiaries, HealthStar, Inc. ("HealthStar") and National Health Benefits & Casualty Corporation ("NHBC"). The Company is a registrant with the Securities and Exchange Commission and its shares are publicly traded on the Over-The-Counter Bulletin Board.

    The Company is the successor company to Champion Financial Corporation ("Champion"), a Utah corporation. Effective November 16, 1998, Champion reincorporated in the State of Delaware. At the same time, Champion merged all of its assets into its newly formed Delaware subsidiary, HealthStar Corp. The effect of this reincorporation has caused HealthStar Corp. to continue to operate Champion's business while Champion has ceased to exist.

    On December 30, 1999, the Company sold all of the assets of NHBC to Carlmont Capital Group, Inc. and received as consideration $1,500,000 in cash at closing and an earn-out agreement that may provide up to an additional $300,000 in cash, based on cash flows of NHBC, over the 18 months following the closing of the transaction.

    On April 28, 2000, the Company sold all of the capital stock of HealthStar to Beyond Benefits, Inc. and received consideration of $8,880,000 in cash at closing. The capital stock of HealthStar constituted substantially all of the assets of the Company at March 31, 2000. As a result of this sale, the Company no longer operates in the managed healthcare industry and currently does not have any ongoing revenue generating operations. See Note 14, "Subsequent Event (Unaudited)" for further details of the sale of HealthStar and its impact on future operations.

NOTE 2.  LIQUIDITY

    The Company's financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recently experienced operating losses and working capital deficits that have affected the Company's liquidity. The Company and Harris Trust and Savings Bank ("Harris Bank") executed a letter agreement, dated as of March 3, 2000, which extended the maturity date of its term loan with Harris Bank to the earlier of
(i) April 28, 2000 or (ii) the sale of HealthStar to Beyond Benefits, Inc. (the "Target Date"). Specifically, the letter agreement acknowledged that the Company was in default under certain terms of its loan agreement with Harris Bank. Under the terms of the letter agreement, Harris Bank waived the defaults subject to certain conditions, including payment in full of the principal amount outstanding under the applicable note by the Target Date and the payment of a $10,000 loan extension fee. On April 28, 2000, the Company completed the sale of HealthStar to Beyond Benefits, Inc. and used $1,325,000 of the proceeds from the sale to repay the Harris Bank term loan in its entirety. Management believes the sale of HealthStar provides sufficient working capital for the Company to continue as a going concern.

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.

B.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the financial statements of the Company and its two wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

C.  CASH EQUIVALENTS

    The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

D.  EARNINGS (LOSS) PER SHARE

    In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

    Diluted earnings (loss) per share reflects the maximum dilution that would result after giving effect to dilutive stock options and warrants and to the assumed conversion of all dilutive convertible securities and stock. Outstanding options to purchase common shares were not included in the computation of diluted earnings (loss) per share because they were considered anti-dilutive.

E.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management believes that the recorded amounts of current assets and current liabilities approximate fair value because of the short maturity of these instruments.

F.  REVENUE RECOGNITION

    The Company provides its customers with access to a network of healthcare providers which includes physicians, acute care hospitals and ancillary providers such as outpatient surgery centers and home healthcare agencies. These providers have contractually agreed with the Company to provide healthcare services to the Company's customers at a discount from billed charges. The Company generates revenue from its customer base by charging network access fees. The Company enters into contracts with its customers and charges network access fees using either of two methods. Customers may choose to pay a capitated fee, which is a fixed, monthly fee per eligible subscriber. Initial enrollment figures are based on

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimates provided by the customer. Actual enrollment figures are subsequently provided by the customer and are updated periodically at intervals ranging from monthly to semi-annually. Capitated revenue is recognized on a monthly basis when customers are billed using the most current enrollment figures available. Adjustments are made when the customer submits new enrollment figures. The other method under which customers may elect to pay the Company for network access is called a repricing fee. Under this method, the Company receives a percentage of the dollar amount of the discount granted by the healthcare provider for services rendered to an enrolled subscriber. The Company's percentage of the dollar amount of the discount is determined by contract and varies from customer to customer. Repricing fees are recognized as revenue when the Company processes the medical claim, calculates the discount and notifies the customer of the amount due.

G.  COST OF SERVICES

    The major components of cost of services consist of utilization review, case management, external marketing commissions, and costs associated with electronic transmission of customers' healthcare claims.

H. PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which approximates three years for equipment to seven years for furniture and fixtures. Computer software is amortized over three to five years.

I.  GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net tangible assets acquired, is amortized on a straight-line basis over its estimated useful life of 20 years.

J.  INCOME TAXES

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

    A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred income tax benefits will not be realized. It is management's opinion that the entire deferred tax benefit may not be recognized in future years. Therefore, a valuation allowance equal to the deferred tax benefit has been established for the portion of the net operating loss carryforward and other deferred tax assets which may not be recognized in future years.

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
K. IMPAIRMENT OF LONG-LIVED ASSETS

    Management reviews the possible impairment of long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets measured using quoted market prices when available or the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In measuring impairment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

L.  STOCK BASED COMPENSATION

    The Company applies Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. In accordance with APB Opinion No. 25, compensation expense is recorded on the date an option is granted only if the current market price of the underlying stock exceeds the exercise price.

M. COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income (loss) was the same as net income (loss) for all periods presented.

N.  SEGMENT REPORTING

    The Company has one operating business segment, healthcare cost containment, which involves the marketing and provision of programs and services to insurance companies, self-insurance businesses for their medical plans and third parties who administer employee medical plans.

NOTE 4.  ASSET IMPAIRMENT CHARGE

    The Company's acquisition of HealthStar in fiscal 1998 was accounted for under the purchase method of accounting. The assets and liabilities of HealthStar at the time of acquisition were adjusted to their fair value and resulted in $9,062,000 of the purchase price being allocated to goodwill. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 4.  ASSET IMPAIRMENT CHARGE (CONTINUED)
Of," management evaluates the recoverability of the long-lived assets, including goodwill. While management originally believed that revenues and profits would increase after HealthStar's operations were fully integrated into the Company, management also explored strategic mergers and acquisitions that would complement HealthStar's operations. In May 1999, management received an offer to sell HealthStar to Beyond Benefits, Inc., a privately held managed healthcare company. On September 23, 1999, the Company and Beyond Benefits, Inc. entered into a Definitive Stock Purchase Agreement ("Stock Purchase Agreement"). On February 29, 2000, the Company and Beyond Benefits, Inc. executed an amendment to the Stock Purchase Agreement. Under the terms of the amendment, the Company would receive cash of $8,880,000 at closing (which occurred on April 28, 2000). Accordingly, the Company adjusted the carrying value of HealthStar's goodwill to an estimated fair value of approximately $6.2 million, resulting in a non-cash impairment charge of approximately $2.0 million ($.51 loss per basic and diluted share) for the year ended March 31, 2000. The fair value was estimated based on the sales price of $8,880,000 less direct and incremental disposal costs of approximately $545,000.

NOTE 5.  GAINS AND LOSSES ON DISPOSITIONS OF ASSETS

    On March 30, 1999, the Company sold its investment in a healthcare technology company for $100,000 in cash and a $150,000 promissory note, which resulted in a pre-tax loss of $59,626.

    On June 7, 1999, the Company sold its First American Vision Services program for cash consideration of $125,000 to an immediate family member of a former officer of the Company, which resulted in a pre-tax gain of $114,538. The vision program accounted for approximately $14,000 in revenue during the year ended March 31, 2000.

    On December 30, 1999, the Company sold all of the assets of NHBC. The Company received $1,500,000 in cash at closing and an earnout agreement that may provide up to an additional $300,000 in cash, based on the actual cash flows of NHBC during the 18 months following the closing date. No value has been assigned to the earn-out agreement. The Company recognized a pre-tax gain on the sale of NHBC's assets of $1,097,147 and used $1,325,000 of the cash proceeds to pay down indebtedness owed to Harris Bank.

    During fiscal 2000, the Company also recognized a pre-tax loss of $222,453 related to the disposal of equipment.

NOTE 6.  PROPERTY AND EQUIPMENT

    A summary of property and equipment by major classification at March 31, 2000 follows:

Furniture and fixtures......................................  $   306,159
Computer software...........................................      649,925
Equipment...................................................    1,865,457
                                                              -----------
                                                                2,821,541
Accumulated depreciation....................................   (1,294,076)
                                                              -----------
                                                              $ 1,527,465
                                                              ===========

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 7.  DEBT

    Debt consists of the following at March 31, 2000:

Note payable to Harris Trust and Savings Bank, due April 28,
  2000, secured by substantially all the assets of the
  Company; interest payable monthly at prime plus 1.5%......  $1,325,000

Subordinated note payable to the previous owner of
  HealthStar, Inc., interest payable monthly at 8%,
  currently due.............................................     200,000
                                                              ----------

                                                              $1,525,000
                                                              ==========

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

    The Company and Harris Bank executed a letter agreement, dated as of March 3, 2000, which extended the maturity date of the term loan to the earlier of (i) April 28, 2000 or (ii) the sale of HealthStar to Beyond Benefits, Inc. (the "Target Date"). Specifically, the letter agreement acknowledged that the Company was in default under the terms of its loan agreement with Harris Bank because (i) it did not comply with the financial covenant regarding the applicable fixed charges coverage ratio (during the months of November and December 1999) and with the financial covenant regarding the applicable minimum EBITDA (during the month of December 1999), and (ii) it failed to pay the principal amount of $1,325,000 outstanding and owed to the bank on February 29, 2000. Under the terms of the letter agreement, Harris Bank waived the defaults described above, only with respect to the referenced periods, subject to the following conditions: (i) the principal amount outstanding under the applicable note must be paid in full by the Target Date; (ii) payment of a $10,000 loan extension fee; (iii) all things necessary to effect the sale of HealthStar and repayment must be done by the Target Date; and (iv) there must not occur any change in the condition or prospects of the Company, financial or otherwise, that Harris Bank deems material and adverse.

    On April 28, 2000, the Company completed the sale of HealthStar to Beyond Benefits, Inc. and used $1,325,000 of the proceeds from the sale to repay the Harris Bank term loan in its entirety.

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 8.  ACCRUED EXPENSES

    A summary of accrued expenses at March 31, 2000 follows:

Salaries and benefits.......................................  $265,785
Professional fees...........................................   275,758
Other.......................................................   444,206
                                                              --------
                                                              $985,749
                                                              ========

NOTE 9.  STOCK TRANSACTIONS

    A summary of equity transactions follows:

                           COMMON STOCK        ADDITIONAL    RETAINED         TOTAL
                       ---------------------    PAID-IN      EARNINGS     SHAREHOLDERS'
                         SHARES      AMOUNT     CAPITAL      (DEFICIT)       EQUITY
                       ----------   --------   ----------   -----------   -------------
Balance, March 31,
  1998...............   5,855,802   $ 5,856    $4,617,015   $   392,373    $ 5,015,244

Net (loss)...........          --        --            --      (175,670)      (175,670)

Common stock issued..   1,348,884     1,349     3,530,729            --      3,532,078

Reverse stock
  split..............  (3,384,814)   (3,385)        3,385            --             --
                       ----------   -------    ----------   -----------    -----------

Balance, March 31,
  1999...............   3,819,872     3,820     8,151,129       216,703      8,371,652

Net (loss)...........          --        --            --    (2,521,406)    (2,521,406)

Stock-based
  compensation.......          --        --       196,700            --        196,700

Common stock issued..     526,000       526       848,599            --        849,125
                       ----------   -------    ----------   -----------    -----------

Balance, March 31,
  2000...............   4,345,872   $ 4,346    $9,196,428   $(2,304,703)   $ 6,896,071
                       ==========   =======    ==========   ===========    ===========

    On March 10, 1998, the Company agreed to settle HealthStar transaction-related costs of $300,000 for 100,000 shares of common stock. The shares were issued on April 28, 1998.

    On June 29, 1998, the Company issued 9,101 shares of common stock valued at $29,578 as an interest payment on the convertible debentures.

    On July 8, 1998, the Company issued 5,000 shares of common stock at $3.00 per share to an employee as compensation.

    On August 31, 1998, the Company issued 800,000 shares of common stock valued at $3.10 per share to effect the settlement of the convertible debentures
(Note 7).

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 9.  STOCK TRANSACTIONS (CONTINUED)
    On November 16, 1998, the Company effected a 1-for-2 reverse split of common stock. All common stock data in the accompanying financial statements for all years presented have been retroactively adjusted to reflect the stock split.

    On March 30, 1999, the Company entered into three common stock subscription agreements for an aggregate of 400,000 shares, yielding proceeds of $1,000,000. On March 31, 1999, the shares were issued, and the Company issued an additional 34,783 shares for the settlement of offering costs.

    On August 11, 1999, the Company issued 30,000 shares of common stock at $2.88 per share to former directors of the Company under the 1998 Stock Option Plan.

    On August 24, 1999, the Company issued 15,000 shares of common stock at $2.88 per share to a former director of the Company under the 1998 Stock Option Plan.

    On August 27, 1999, the Company issued 6,000 shares of common stock at $2.88 per share to an employee and 5,000 shares at $3.25 to a former director of the Company under the 1998 Stock Option Plan.

    On October 6, 1999, the Company issued 30,000 shares of common stock at $2.88 per share to an employee of the Company under the 1998 Stock Option Plan.

    On December 29, 1999, the Company issued an aggregate of 240,000 shares in a private placement, yielding proceeds of $300,000, related to two common stock subscription agreements in which the terms were agreed upon on November 24, 1999.

    On March 20, 2000, the Company issued 200,000 shares in a private placement, yielding proceeds of $300,000, related to a common stock subscription agreement entered into on that date.

    During fiscal 2000, the Company granted two consultants (including a beneficial shareholder) stock options for an aggregate of 60,000 shares of common stock with a weighted-average exercise price of $5.00 for services provided during the year. The fair value of these unexercised options was recognized as consulting expense and increased additional paid-in capital during fiscal 2000.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

    The Company is obligated under noncancelable operating leases for office space and equipment which expire at various dates during the next six years. Rent expense under noncancelable operating leases was approximately $1,161,000 and $1,044,000 in 2000 and 1999, respectively.

    In connection with the sale of HealthStar on April 28, 2000, the Company formally assigned its rights in and to its leases for real property to Beyond Benefits, Inc. These leases were for office space in Chicago, Illinois and Atlanta, Georgia.

    On May 13, 1999, the Company settled litigation of a matter that was originally filed against HealthStar prior to its acquisition by Champion. In this litigation an individual claimed breach of contract among other charges. The lawsuit was settled for $200,000 and was included in other accrued liabilities at March 31, 1999.

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company is involved in litigation asserted by the previous owner (the "plaintiff") of HealthStar. In this litigation, the plaintiff filed a complaint for breach of contract on December 4, 1998 seeking damages. Subsequent to March 31, 2000, the plaintiff offered to settle the lawsuit under certain terms, including waiving his right to collect under the $200,000 subordinated promissory note that the Company issued to him in connection with the acquisition of HealthStar. The Company has instructed its legal counsel to settle this matter under these terms, but there can be no assurance that the settlement will be consummated. This gain contingency has not been recorded in the consolidated balance sheet at March 31, 2000.

    The Company is also the subject of various other claims and litigation arising out of the ordinary course of business. In the opinion of management, the Company has adequate legal defenses and the outcome of these matters will not materially effect the Company's financial position.

NOTE 11.  INCOME TAXES

    The utilization of the Company's net operating loss carryforwards is dependent on the Company's ability to generate sufficient taxable income during the carryforward period. However, in March 1995, there was an ownership change in the Company as defined in Section 382 of the Internal Revenue Code. As a result, the Company's ability to utilize net operating losses and capital losses available before the ownership change is restricted to a total of approximately $46,000 per year.

    At March 31, 2000, the Company has available net operating loss carryforwards for Federal income tax purposes, subject to the limitations discussed above, which may provide future tax benefits expiring as follows:

EXPIRATION DATE
---------------
2005........................................................  $      459
2006........................................................     201,008
2010........................................................      11,465
2011........................................................       1,114
2012........................................................     264,844
2019........................................................     171,410
2020........................................................   1,055,599
                                                              ----------
                                                              $1,705,899
                                                              ==========

    Income tax expense for the year ended March 31, 2000 consists of:

                                                  CURRENT    DEFERRED    TOTAL
                                                  --------   --------   --------
U.S. Federal....................................  $      0      $0      $      0
State and local.................................    23,400       0        23,400
                                                  --------      --      --------
                                                  $ 23,400      $0      $ 23,400
                                                  ========      ==      ========

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 11.  INCOME TAXES (CONTINUED)
    Income tax benefit for the year ended March 31, 1999 consists of:

                                                  CURRENT    DEFERRED    TOTAL
                                                  --------   --------   --------
U.S. Federal....................................  $(76,218)     $0      $(76,218)
State and local.................................   (18,375)      0       (18,375)
                                                  --------      --      --------
                                                  $(94,593)     $0      $(94,593)
                                                  ========      ==      ========

    The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                           2000        1999
                                                         ---------   --------
Computed "expected" federal income tax benefit.........  $(849,322)  $(91,889)
Expected state income tax benefit, net of federal
  benefit..............................................   (124,900)   (12,127)
Expiration of capital losses...........................          0    354,273
Change in valuation allowance..........................  1,014,717   (420,642)
Non deductible item....................................      9,690     (5,520)
Other..................................................    (26,785)    81,312
                                                         ---------   --------
                                                         $  23,400   $(94,593)
                                                         =========   ========

    Despite incurring operating losses for the year, the Company recognized $23,400 of income tax expense for the year ended March 31, 2000 due to minimum state tax provisions in certain states in which the Company conducts business. The benefit of the Company's net operating loss carryforwards has been eliminated through a valuation allowance.

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 11.  INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                            2000        1999
                                                         ----------   --------
Deferred tax assets:
  Net operating loss carryforward......................  $  665,300   $186,767
  Capital loss carryforward............................           0     49,448
  Alternative minimum tax carryforward.................      20,232          0
  Asset impairment charge..............................     778,761          0
  Reserve for bad debt.................................      39,000    123,856
  Accrued expenses.....................................      40,334     52,336
  Other................................................      10,925          0
                                                         ----------   --------
    Deferred tax asset.................................   1,554,552    412,407
    Less valuation allowance...........................  (1,199,042)  (184,325)
                                                         ----------   --------
    Net deferred tax asset.............................     355,510    228,082
                                                         ----------   --------
Deferred tax liabilities:
  Amortization.........................................    (146,512)   (83,118)
  Fixed Assets.........................................    (189,074)  (101,073)
  Prepaid expenses.....................................     (19,924)   (43,891)
                                                         ----------   --------
  Deferred tax liability...............................    (355,510)  (228,082)
                                                         ----------   --------
    Net deferred tax asset.............................  $        0   $      0
                                                         ==========   ========

    The increase in the deferred tax asset valuation allowance for the year ended March 31, 2000 of $1,014,717 was primarily due to operating losses and asset impairment charges incurred during the year. The reduction of the deferred tax asset valuation allowance for the year ended March 31, 1999 of $343,083 was primarily due to the expiration of certain capital loss carryforwards.

    In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will not realize the entire benefit of the deferred tax assets at March 31, 2000 due, in part to the sale of HealthStar on April 28, 2000 and limitations on the use of net operating loss carryforwards which it generated. In addition, management also considered the level of historical taxable income and projections for future taxable income over the periods in which the Company's deferred tax assets are deductible, and concluded that is more likely than not that the Company will not realize the entire benefit of the deferred tax assets.

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 12.  STOCK OPTIONS

    Effective August 18, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "Plan"). The Plan allows incentive stock options ("ISO's") to be granted to employees only, while non-qualified stock options ("NSO's") may be granted to the Company's directors and key personnel and to providers of various services to the Company. The exercise price for ISO's is determined by the Compensation Committee of the Board of Directors and can be no less than 100 percent of the market price of the Company's common stock on the date of the option grant.

    Both ISO's and NSO's may be exercised within ten years from the date of grant and generally vest in two to three years. The Company has reserved 500,000 shares of common stock for grants under the Plan. The Plan is administered by the Compensation Committee, which establishes the awards, vesting requirements and expiration dates of options granted.

    A summary of the aforementioned stock plan activity follows:

                                                                       WEIGHTED-
                                                                        AVERAGE
                                                                       PRICE PER
                                                             NUMBER      SHARE
                                                            --------   ---------
Balance, March 31, 1998...................................       --      $  --
Granted...................................................  141,000       2.88
Forfeited.................................................  (20,000)      2.88
                                                            -------      -----
Balance, March 31, 1999...................................  121,000       2.88
Granted...................................................  305,000       4.97
Exercised.................................................  (86,000)      2.90
Forfeited.................................................  (40,000)      2.88
                                                            -------      -----
Balance, March 31, 2000...................................  300,000      $5.00
                                                            =======      =====

    A summary of stock options outstanding at March 31, 2000 follows:

                           OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                        --------------------------   ------------------------
                                        WEIGHTED-
                           NUMBER        AVERAGE     WEIGHTED-      NUMBER      WEIGHTED-
      RANGE OF          OUTSTANDING     REMAINING     AVERAGE    EXERCISABLE     AVERAGE
      EXERCISE          AT MARCH 31,   CONTRACTUAL   EXERCISE    AT MARCH 31,   EXERCISE
       PRICES               2000          LIFE         PRICE         2000         PRICE
---------------------   ------------   -----------   ---------   ------------   ---------
            $4-$6         300,000       9.7 years      $5.00          0               --

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements as no options were granted at a price below the market price of the Company's common stock on the day of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 12.  STOCK OPTIONS (CONTINUED)
Company's net (loss) and (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                         2000         1999
                                                      -----------   ---------
Net (loss)                 As reported                $(2,521,406)  $(175,670)
                           Pro forma                   (2,710,406)   (193,309)
(Loss) per share--basic    As reported                       (.64)       (.05)
                           Pro forma                         (.69)       (.06)
(Loss) per share--diluted  As reported                       (.64)       (.05)
                           Pro forma                         (.69)       (.06)

    For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

    The fair value of options granted under the Plan was estimated on the date of grant with vesting periods ranging from two to three years using the Black-Scholes option-pricing model with the following assumptions:

                                                                2000       1999
                                                              --------   --------
Expected life in years......................................       5          5
Risk-free interest rate.....................................     6.2%       4.3%
Expected volatility.........................................     100%       100%
Dividend yield..............................................       0%         0%

NOTE 13.  BENEFIT PLANS

    Until April 28, 2000, the Company had a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees were permitted to make contributions to the plan in accordance with IRS regulations. The Company had the option to make discretionary contributions as approved by the Board of Directors. There were no contributions made during 2000 and 1999.

    In August 1998, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). Under the terms of the Purchase Plan, employees may purchase a total of up to 500,000 shares of common stock. The purchase price per share is 85% of the lessor of (1) the market value of common stock on the last business day of the purchase period or, (ii) the greater of the market value of common stock for the purchase period and the market value of common stock on the first business day of the purchase period. No shares have been issued since the inception of the Purchase Plan.

NOTE 14.  SUBSEQUENT EVENT (UNAUDITED)

    On April 28, 2000, the Company completed the sale of the stock of its wholly owned subsidiary, HealthStar, Inc. to Beyond Benefits, Inc. The Company received $8,880,000 in cash at closing and used $1,325,000 to repay the outstanding principal balance of the Harris Bank term loan. This sale, which constituted the sale of substantially all the assets of the Company, was approved by the shareholders of the Company on April 25, 2000. As a result of the asset impairment charge related to HealthStar taken in fiscal 2000, HealthStar's net income or loss is not expected to have any material effect on the Company's

                       HEALTHSTAR CORP. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 14. SUBSEQUENT EVENT (UNAUDITED) (CONTINUED) consolidated net income or loss in fiscal 2001. Following this sale, the Company no longer operates in the managed healthcare industry and currently does not have any ongoing revenue generating operations. The Company intends to utilize the remaining net proceeds from the sale to acquire an Internet business or other business or businesses.

    The operations of NHBC and HealthStar represented substantially all of the operations of the Company for the year ended March 31, 2000. Had the sale of NHBC's assets and the sale of HealthStar's capital stock occurred at the beginning of fiscal 2000, the Company would have had no revenue and an unaudited pro forma net loss of approximately $1.2 million due to corporate overhead and general and administrative expenses. Additionally, had the sale of HealthStar occurred at March 31, 2000, the Company would have had approximately $7 million in unaudited pro forma total assets and net assets (consisting primarily of cash and cash equivalents) at March 31, 2000.

    The pro forma results of operations include adjustments to give effect to the payment of outstanding indebtedness from the proceeds of the sales, as well as to give effect to eliminating the results of operations of NHBC and HealthStar (including the $1,097,147 gain on the sale of NHBC's assets and the $1,996,824 asset impairment charge related to HealthStar). The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the sales been made at the beginning of fiscal 2000 or the future results of operations.

NOTE 15.  SUPPLEMENTAL FINANCIAL INFORMATION

    A summary of additions and deductions related to the allowance for doubtful accounts follows:

                                                          2000        1999
                                                        ---------   ---------
Balance at beginning of period........................  $ 317,580   $ 250,000

Provision for bad debt................................   (129,397)    638,184

Write-offs............................................    (88,183)   (570,604)
                                                        ---------   ---------

Balance at end of period..............................  $ 100,000   $ 317,580
                                                        =========   =========

    A summary of adjustments made to reduce revenue resulting from re-estimation of amounts owed to the Company from its customers is as follows:

                                                            2000       1999
                                                          --------   --------
Revenue adjustments.....................................  $770,408   $565,478
                                                          ========   ========

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                  DESCRIPTION
--------------                                  -----------
3.1                     Articles of Incorporation dated August 24, 1998 and all
                        amendments thereto (incorporated by reference to the
                        Company's Report on Form Def 14A filed with the Commission on August 26, 1998).

3.2 By-Laws (incorporated by reference to the Company's Report on Form Def 14A filed with the Commission on August 26,
                        1998).

10.1                    Stock Purchase Agreement and Amendments thereto among the
                        Company, HealthStar, Inc. and Beyond Benefits, Inc.
                        regarding the sale of HealthStar, Inc. (incorporated by reference to Definitive Proxy Statement as filed with the Commission on April 3, 2000).

10.2                    Form of Amendment of Option Contract entered between the
                        Company and each pertinent optionee as of April 28, 2000.(1)

16.1                    Letter on Change in Certifying Accountant.(1)

21                      Subsidiaries of the Registrant.(1)

23.1                    Consent of Arthur F. Bell, Jr. & Associates, L.L.C.(1)

23.2                    Consent of KPMG.(1)

27                      Financial Data Schedule.(1)

------------------------

(1) Filed herewith