Form 10QSB
period 2000-06-30
HEALTHSTAR CORP /UT/
filed 2000-08-11
CIK 877050

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                        2875 N.E. 191ST STREET, SUITE 601
                             AVENTURA, FLORIDA 33180
                    (Address of principal executive offices)

                                 (305) 933-8779
                           (Issuer's Telephone Number)

         ---------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.001 par value, 4,345,872 outstanding as of August 10, 2000.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of June 30, 2000......................................................1

               Consolidated Statements of Operations and Retained Earnings
                   (Deficit) for the Three Months Ended June 30, 2000 and 1999.....................................2

               Consolidated Statements of Cash Flows for the Three
                   Months Ended June 30, 2000 and 1999.............................................................3

               Notes to Unaudited Consolidated Financial Statements................................................4

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............................................................9

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings...................................................................................13

     Item 2.   Changes in Securities and Use of Proceeds...........................................................13

     Item 3.   Defaults Upon Senior Securities.....................................................................13

     Item 4.   Submission of Matters to a Vote of Security Holders.................................................13

     Item 5.   Other Information...................................................................................13

     Item 6.   Exhibits and Reports on Form 8-K....................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)

                                  ------------





ASSETS
    Current assets:
       Cash and cash equivalents                                                                        $ 6,962,558
       Other current assets                                                                                  62,660
                                                                                                     --------------

              Total current assets                                                                        7,025,218

    Property and equipment, net                                                                               2,441
    Other assets, at cost                                                                                    20,000
                                                                                                     --------------
              Total assets                                                                              $ 7,047,659
                                                                                                     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
       Accounts payable                                                                                $    328,731
       Accrued expenses                                                                                     311,545
       Current portion of long-term debt                                                                    200,000
                                                                                                     --------------
              Total current liabilities                                                                     840,276
                                                                                                     --------------

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value 15,000,000 shares
       authorized, 4,345,872 shares issued and outstanding                                                    4,346
    Additional paid -in- capital                                                                          9,196,428
    Retained earnings (deficit)                                                                          (2,993,391)
                                                                                                     --------------

              Total shareholders' equity                                                                  6,207,383
                                                                                                     --------------

              Total liabilities and shareholders' equity                                                $ 7,047,659
                                                                                                     ==============






     See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                  ------------



                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                        2000                  1999
                                                                                        ----                  ----
REVENUE
    Capitated fees                                                                   $    667,773          $  2,094,986
    Repricing fees                                                                        248,579             1,586,819
    Other fees                                                                             27,298               125,220
                                                                                   --------------         -------------

              Total revenue                                                               943,650             3,807,025
                                                                                   --------------         -------------

OPERATING EXPENSES
    Cost of services                                                                       74,813               533,627
    Salaries and wages                                                                    896,377             1,957,559
    General and administrative                                                            555,920             1,078,298
    Depreciation and amortization                                                          56,875               318,158
                                                                                   --------------         -------------

              Total operating expenses                                                  1,583,985             3,887,642
                                                                                   --------------         -------------

(Loss) from operations                                                                   (640,335)              (80,617)

Non-operating income (expense)
    Interest income                                                                        55,057                     0
    Interest expense                                                                      (10,305)              (61,499)
    Net gain (loss) on dispositions of assets                                             (93,105)              114,538
                                                                                   --------------         -------------

(Loss) before income taxes                                                               (688,688)              (27,578)

Income tax expense (benefit)                                                                    0                (9,279)
                                                                                   --------------         -------------

              Net (loss)                                                                 (688,688)              (18,299)

Retained earnings (deficit) at beginning of quarter                                    (2,304,703)              216,703
                                                                                   --------------         -------------

Retained earnings (deficit) at end of quarter                                        $ (2,993,391)         $    198,404
                                                                                   ==============         =============

(Loss) per share - Basic and Diluted                                                 $      (0.16)         $         -
                                                                                   ==============         =============

Weighted average shares outstanding - Basic and Diluted                                 4,345,872             3,819,872
                                                                                   ==============         =============


     See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                  ------------




                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                        2000                  1999
                                                                                        ----                  ----
OPERATING ACTIVITIES
    Net (loss)                                                                       $   (688,688)        $     (18,299)
    Adjustments to reconcile net (loss)
    to net cash (used in) operating activities:
       Depreciation and amortization                                                       56,875               318,158
       Bad debt expense                                                                         0               107,654
       (Gain) loss on dispositions of assets                                               93,105              (114,538)
    Increase (decrease) in cash resulting from changes in operating assets and liabilities:
       Trade accounts receivable                                                          133,281              (148,951)
       Other current assets                                                               (33,171)                  446
       Accounts payable                                                                   600,120                18,380
       Accrued expenses                                                                  (380,859)             (419,552)
                                                                                    -------------         -------------

              Net cash (used in) operating activities                                    (219,337)             (256,702)
                                                                                    -------------         -------------

INVESTING ACTIVITIES
    Net proceeds from dispositions of assets                                            8,201,861               114,538
    Purchases of equipment                                                                      0               (27,175)
                                                                                    -------------         -------------

              Net cash provided by investing activities                                 8,201,861                87,363
                                                                                     ------------        --------------

FINANCING ACTIVITIES
    (Increase) in other assets                                                                  0                (1,777)
    Net proceeds from line of credit                                                            0               250,000
    Payments on long-term debt                                                         (1,325,000)             (150,000)
                                                                                    -------------         -------------

              Net cash (used in) provided by financing activities                      (1,325,000)               98,223
                                                                                    -------------         -------------

Net increase (decrease) in cash and cash equivalents                                    6,657,524               (71,116)

Cash and cash equivalents at beginning of quarter                                         305,034                71,936
                                                                                    -------------         -------------

Cash and cash equivalents at end of quarter                                          $  6,962,558         $         820
                                                                                    =============         =============




     See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  ------------



Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.     Description of the Business

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

                  On April 28, 2000, the Company sold all of the capital stock of HealthStar to Beyond Benefits, Inc. and received consideration of $8,880,000 in cash at closing. The capital stock of HealthStar constituted substantially all of the assets of the Company. As a result of this sale, the Company no longer operates in the managed healthcare industry and currently does not have any ongoing revenue generating operations. See Note 3, "Gains and Losses on Dispositions of Assets," for further details of the sale of HealthStar and its impact on future operations.

           B.     Basis of Presentation

                  The accompanying unaudited consolidated financial statements of HealthStar Corp. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  ------------



Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           C.     Use of Estimates

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.

           D.     Principles of Consolidation

                  The consolidated financial statements include the financial statements of the Company and its two wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

           E.     Cash Equivalents

                  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

           F.     Earnings (Loss) per Share

                  In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

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

           G.     Fair Value of Financial Instruments

                  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Management believes that the recorded amounts of current assets and current liabilities approximate fair value because of the short maturity of these instruments.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  ------------



Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           H.     Revenue Recognition

                  The Company provided its customers with access to a network of healthcare providers which included physicians, acute care hospitals and ancillary providers such as outpatient surgery centers and home healthcare agencies. These providers contractually agreed with the Company to provide healthcare services to the Company's customers at a discount from billed charges. The Company generated revenue from its customer base by charging network access fees. The Company entered into contracts with its customers and charged network access fees using either of two methods. Customers could choose to pay a capitated fee, which is a fixed, monthly fee per eligible subscriber. Initial enrollment figures were based on estimates provided by the customer. Actual enrollment figures were subsequently provided by the customer and updated periodically at intervals ranging from monthly to semi-annually. Capitated revenue was recognized on a monthly basis when customers were billed using the most current enrollment figures available. Adjustments were made when new enrollment figures were submitted by the customer. The other method under which customers could have elected to pay the Company for network access was called a repricing fee. Under this method, the Company received a percentage of the dollar amount of the discount granted by the healthcare provider for services rendered to an enrolled subscriber. The Company's percentage of the dollar amount of the discount was determined by contract and varied from customer to customer. Repricing fees were recognized as revenue when the Company processed the medical claim, calculated the discount and notified the customer of the amount due.

           I.     Cost of Services

                  The major components of cost of services consists of utilization review, case management, external marketing commissions, and costs associated with electronic transmission of customers' healthcare claims.

           J.     Property and Equipment

                  Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which approximates three years for equipment to seven years for furniture and fixtures. Computer software is amortized over three to five years.

           K.     Income Taxes

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

                        HEALTHSTAR CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  ------------



Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           K.     Income Taxes (Continued)

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

           L.     Impairment of Long-Lived Assets

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

           M.     Stock Based Compensation

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

           N.     Comprehensive Income

                  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income (loss) was the same as net income (loss) for all periods presented.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  ------------



Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           O.     Segment Reporting

                  Until April 28, 2000, the Company had one operating business segment, healthcare cost containment, which involved the marketing and provision of programs and services to insurance companies, self-insurance businesses for their medical plans and third parties who administer employee medical plans.

Note  2.   DEBT

           Debt consists of an unsecured note payable to the previous owner of HealthStar in the amount of $200,000. Interest is payable monthly at 8%.

Note 3.    GAINS AND LOSSES ON DISPOSITIONS OF ASSETS

           On April 28, 2000, the Company completed the sale of the stock of its wholly owned subsidiary, HealthStar, Inc. to Beyond Benefits, Inc. The Company received $8,880,000 in cash at closing and used $1,325,000 to repay the outstanding principal balance of the Harris Bank term loan. This sale, which constituted the sale of substantially all the assets of the Company, was approved by the shareholders of the Company on April 25, 2000. The sale resulted in a pre-tax loss of $93,105 primarily as a result of additional transaction costs incurred during April 2000. HealthStar, Inc. incurred a pre-tax loss from operations of $173,748 during April 2000. Following this sale, the Company no longer operates in the managed healthcare industry and currently does not have any ongoing revenue generating operations. The Company intends to utilize the remaining net proceeds from the sale to acquire an Internet business or other business or businesses.

           On June 7, 1999, the Company sold its First American Vision Services program for cash consideration of $125,000 to an immediate family member of a former officer of the Company, which resulted in a pre-tax gain of $114,538. The vision program accounted for approximately $14,000 in revenue during the quarter ended June 30, 1999.

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

           Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and footnotes for the three months ended June 30, 2000 contained herein and the audited financial statements and footnotes for the year ended March 31, 2000 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2000.

RECENT DEVELOPMENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

           As a result of the completion of the sale of HSI to Beyond Benefits on April 28, 2000 and the completion of the sale of the assets of NHBC to Carlmont on December 30, 1999, the Company is no longer engaged in the managed healthcare business and has no revenue generating operations. It should be noted that the operating results for the three months ended June 30, 2000 only include the operating results of HSI for the first 28 days of the month of April 2000, and do not include any operating results for NHBC. Conversely, the Company's operating results for the three months ended June 30, 1999 include the operating results for both HSI and NHBC for the entire period.

REVENUE

           Prior to the sale of its two wholly-owned subsidiaries HSI and NHBC, the Company derived the majority of its revenue from fees paid by its customers for access to the Company's PPO network of contracted healthcare providers. These providers contractually agreed with the Company to provide healthcare services to the Company's customers at a discount from billed charges. The Company's customer base consisted of a variety of payors of medical claims such as insurance companies, third-party administrators and self-insured employers. The Company entered into contracts with its customers and charged network access fees using either of two methods. Customers could choose to pay a capitated fee, which is a fixed, monthly fee per eligible subscriber. The other method that customers could elect to choose to pay the Company for network access is called a repricing fee. Under this method, the Company received a percentage of the dollar amount of the discount granted by the healthcare provider for services rendered to an enrolled subscriber. The Company's percentage of the dollar amount of the discount was determined by contract and varied from customer to customer.

           Total revenue for the three months ended June 30, 2000 was $943,650 versus $3,807,025 for the three months ended June 30, 1999. Total revenue in the current quarter is equal to the total revenue for HSI for the 28-day period in April 2000, prior to the Company's sale of HSI, which was consummated on April 28, 2000. Total revenue for the three months ended June 30, 1999 was $3,150,373 for HSI and $656,652 for NHBC. In addition to the effects of the sales of NHBC and HSI, revenue decreased during the current quarter, when compared to the same period of the previous year, due to the loss of significant customers of HSI which occurred late in fiscal 2000. After April 28, 2000, the Company no longer has any revenue generating operations.

OPERATING EXPENSES

           Cost of services includes the cost of outsourcing the medical case management and utilization review functions, commissions paid to outside brokers, fees paid to other PPO networks for access to healthcare providers which are not directly contracted with the Company, the cost of electronic claims processing and the cost of printing provider directories. Cost of services was $74,813 in the current quarter versus $533,627 for the comparable period last year. Cost of services in the current quarter is equal to the cost of services for HSI for the 28-day period in April 2000. Cost of services for the three months ended June 30, 1999 was $348,439 for HSI and $185,188 for NHBC. For HSI, cost of services as a percentage of revenue decreased to 7.9% from 11.0%. The primary reason for this decrease was lower costs related to the outsourcing of the medical case management and utilization review functions.

           Salaries and wages includes all employee compensation, payroll taxes, health insurance, other employee benefits, and temporary labor. Also included in this category are the commissions paid to in-house sales and marketing personnel. Salaries and wages were $896,377 for the three months ended June 30, 2000 compared to $1,957,559 in the comparable period last year. In the current quarter, salaries and wages were $688,345 at HSI for the 28-day period versus $1,754,638 for the three months ended June 30, 1999. As a percentage of HSI's revenue, salaries and wages for HSI increased to 72.9% in the current quarter from 55.7% in the comparable period last year. The increase in the level of salaries and wages during the 28-day period was attributable to the hiring of temporary labor to process a backlog of claims. The remaining salaries and wages expense for the quarter ended June 30, 2000 of $208,032 was related to the compensation of the Company's two executive officers. Of this amount, $150,000 represents a bonus for the Company's Vice President and Chief Financial Officer, which was earned in connection with the closing of the sale of HSI.

           General and administrative expenses include all other operating expenses, such as telecommunications, office supplies, postage, travel and entertainment, professional fees, bad debt expense, insurance, rent and utilities. General and administrative expenses were $555,920 for the three months ended June 30, 2000 versus $1,078,298 for the comparable period last year. In the current quarter, general and administrative expenses were $298,604 for HSI for the 28-day period versus $894,288 for the three months ended June 30, 1999. As a percentage of HSI's revenue, general and administrative expenses for HSI increased to 31.6% in the current quarter from 28.4% in the comparable period last year. The remaining general and administrative expenses of $257,316 are primarily related to professional fees, including legal and accounting fees, consulting fees related to the Company's investigation of possible acquisition candidates and other general overhead items such as travel and insurance.

           Depreciation and amortization was $56,875 for the three months ended June 30, 2000 versus $318,158 for the three months ended June 30, 1999. The overall decrease in depreciation and amortization expense was primarily due to a decrease in fixed assets and goodwill as a result of the sales of HSI and NHBC.

NON-OPERATING INCOME (EXPENSE)

           Interest income for the three months ended June 30, 2000 was $55,057. Interest income was generated from the investment of the net proceeds from the sale of HSI into a money market account that currently yields 5.5%. The Company did not have any interest income in the comparable period last year.

           Interest expense for the three months ended June 30, 2000 was $10,305 versus $61,499 in the comparable period last year. The decrease is the result of the payoff of the remaining $1,325,000 owed to Harris Bank from the proceeds of the sale of HSI on April 28, 2000.

           The Company recorded a pretax loss of $93,105 on the sale of HSI during the current quarter. The Company recorded a pretax gain of $114,538 on the sale of the assets of its vision program, which occurred in the quarter ended June 30, 1999.

INCOME TAX EXPENSE

           The Company recorded no income tax expense in the current quarter due to the level of operating losses incurred. A tax benefit of $9,279 was recorded in the comparable period last year.

NET LOSS

           The Company incurred a net loss of $688,688 for the three months ended June 30, 2000 compared to a net loss of $18,299 for the three months ended June 30, 1999. Components of the net loss in the current quarter are net interest income of $44,752, a net loss from the operations of HSI of $173,748, the loss on the sale of HSI of $93,105 and corporate overhead expenses of $466,587.

LIQUIDITY AND CAPITAL RESOURCES

           On April 28, 2000, in connection with the sale of HSI to Beyond Benefits, the Company received $8,880,000 in cash at the closing of the sale. The Company incurred $595,491 in transaction costs related to the sale. The Company used $1,325,000 of the cash proceeds to repay the entire principal balance on its term loan owed to Harris Bank. The remaining proceeds were invested in a money market account which currently yields 5.5%.

           At June 30, 2000, the Company had cash and cash equivalents of $6,962,558 and total liabilities of $840,276. Included in total liabilities is a $200,000 note payable to the former owner of HSI. The remaining liabilities include costs related to the sale of HSI and general corporate overhead items.

           As of April 28, 2000, the Company no longer has any revenue generating operations. The Company's only source of cash is interest income generated from the investment of the remaining proceeds from the sale of HSI in a money market account. The Company will continue to invest substantially all of its cash in a money market account until such time that it is needed in connection with the Company's plan to acquire a business or businesses. There can be no assurance that the Company will be able to consummate an acquisition of a business or businesses in accordance with the Company's current business plan or in a timely manner.

           The Company's principal use of cash will be the payment of general corporate overhead items including the payment of salaries to its two employees, both of whom are executive officers of the Company. The Company will also use cash to execute its plan to acquire a business or businesses. These costs may include the compensation of consultants, attorneys and other professionals whose services are required in connection with effecting an acquisition.

           To the extent the Company continues to hold its cash in a money market account, the net effect of reductions in interest rates, the advent of inflation, an increase in corporate overhead and the passage of time--or a combination of two or more of these factors--could result in a reduction of the Company's cash or its purchasing power, which, in turn, could adversely affect the Company's prospects and financial condition.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of shareholders of the Company was held on April 25, 2000 for the purpose of (i) electing directors of the Company, and (ii) approving the adoption of a resolution authorizing the Stock Purchase Agreement dated September 23, 1999, as amended, between the Company, HealthStar, Inc. and Beyond Benefits, Inc. pursuant to which the Company proposed to sell all of the outstanding stock of HealthStar, Inc. to Beyond Benefits, Inc. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

           (A) The following directors were elected by the following vote:


                                                 FOR                     AGAINST
                                                 ---                     -------

                Edward M. Chism                 4,052,242                  842
                Isidor Buholzer, Jr.            4,052,242                  842
                Michael D. Flax                 4,052,242                  842
                David J. Lewis                  4,052,242                  842
                Luis A. Queral                  4,052,242                  842


           (B) The proposal to approve the adoption of the resolution authorizing the Stock Purchase Agreement dated September 23, 1999, as amended, between the Company, HealthStar, Inc. and Beyond Benefits, Inc.

                         FOR                     AGAINST                   ABSTAIN
                         ---                     -------                   -------

                      2,271,459                  13,587                     3,233


ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)    EXHIBITS

                  Exhibit 27.1 Financial Data Schedule.

           (B)    REPORTS ON FORM 8-K

                  A report on Form 8-K (Item 5) was filed with the Securities and Exchange Commission on May 3, 2000 announcing that at the Annual Meeting the holders of a majority of the outstanding shares of Common Stock of the Company approved and adopted a resolution authorizing the Stock Purchase Agreement dated as of September 23, 1999, as amended, between the Company, HealthStar Inc. ("HSI") and Beyond Benefits, Inc. ("BBI"), pursuant to which the Company agreed to sell all of the outstanding stock of HSI, the only operating subsidiary of the Company, to BBI for $8,880,000. The sale of the HSI stock by the Company to BBI was consummated on April 28, 2000. As a result of the sale of the HSI stock to BBI, the Company is no longer engaged in the health care management industry.

                  A report on Form 8-K (Item 4) was filed with the Securities and Exchange Commission on May 17, 2000 relating to the engagement of Arthur F. Bell, Jr. & Associates, L.L.C. as the successor accounting firm to KPMG.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of August, 2000.

                               HEALTHSTAR CORP.

                               By: /s/ Steven A. Marcus
                                  ---------------------------------------------
                                   Steven A. Marcus
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)