Form 10-Q
period 2000-09-30
HEALTHSTAR CORP /UT/
filed 2000-11-14
CIK 877050

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

       / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-19499

                                HEALTHSTAR CORP.
        (Exact name of small business issuer as specified in its charter)

                DELAWARE                                   91-1934592
     -------------------------------                   ----------------
     (State or other jurisdiction of                   (I.R.S. employer
      incorporation or organization)                   identification no.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.001 par value, 4,345,872 outstanding as of November 13, 2000.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheet as of September 30, 2000..........   1

          Consolidated Statements of Operations and Retained
            Earnings (Deficit) For the Three and Six Months Ended
            September 30, 2000 and 1999................................   2

          Consolidated Statements of Cash Flows For the Six
              Months Ended September 30, 2000 and 1999.................   3

          Notes to Unaudited Consolidated Financial Statements.........   4

  Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................  11


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings............................................  17

  Item 2. Changes in Securities and Use of Proceeds....................  17

  Item 3. Defaults Upon Senior Securities..............................  17

  Item 4. Submission of Matters to a Vote of Security Holders..........  17

  Item 5. Other Information............................................  17

  Item 6. Exhibits and Reports on Form 8-K.............................  17


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)
                                  ------------


ASSETS
    Current assets:
       Cash and cash equivalents ..............................     $ 6,557,044
       Other current assets ...................................          28,165
                                                                    -----------

              Total current assets ............................       6,585,209

    Property and equipment, net ...............................           2,312
    Other assets ..............................................          10,000
                                                                    -----------
              Total assets ....................................     $ 6,597,521
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Accounts payable .......................................     $   168,991
       Accrued expenses .......................................         167,866
                                                                    -----------

              Total current liabilities .......................         336,857

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value 15,000,000 shares
       authorized, 4,345,872 shares issued and outstanding ....           4,346
    Additional paid -in- capital ..............................       9,196,428
    Retained earnings (deficit) ...............................      (2,940,110)
                                                                    -----------

              Total shareholders' equity ......................       6,260,664
                                                                    -----------
              Total liabilities and shareholders' equity ......     $ 6,597,521
                                                                    ===========


     See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)
         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                  ------------


                                                               Three Months Ended                Six Months Ended
                                                                   September 30,                   September 30,
                                                              2000            1999            2000             1999
                                                           -----------     -----------     -----------     -----------

REVENUE
  Capitated fees ......................................    $         0     $ 2,071,804     $   667,773     $ 4,166,790
  Repricing fees ......................................              0       1,473,003         248,579       3,059,822
  Other fees ..........................................              0          38,970          27,298         124,075
                                                           -----------     -----------     -----------     -----------
    Total revenue .....................................              0       3,583,777         943,650       7,350,687
                                                           -----------     -----------     -----------     -----------

OPERATING EXPENSES
  Cost of services ....................................              0         463,009          74,813         996,636
  Salaries and wages ..................................         39,469       1,819,389         935,846       3,776,948
  General and administrative ..........................        282,747         943,254         838,667       2,021,552
  Depreciation and amortization .......................            128         322,708          57,003         640,866
                                                           -----------     -----------     -----------     -----------
    Total operating expenses ..........................        322,344       3,548,360       1,906,329       7,436,002
                                                           -----------     -----------     -----------     -----------

Income (loss) from operations .........................       (322,344)         35,417        (962,679)        (85,315)

Non-operating income (expense)
  Interest income .....................................         93,911               0         148,968               0
  Interest expense ....................................              0         (79,791)        (10,305)       (141,290)
  Asset impairment charge .............................              0        (500,000)              0        (500,000)
  Net gain (loss) on dispositions of assets ...........              0               0         (93,105)        114,538
  Gain on settlement of litigation ....................         81,714               0          81,714               0
  Other, net ..........................................              0          14,833               0          54,948
                                                           -----------     -----------     -----------     -----------
Income (loss) before income taxes and
  extraordinary item ..................................       (146,719)       (529,541)       (835,407)       (557,119)

Income tax expense (benefit) ..........................              0         (10,405)              0         (19,684)
                                                           -----------     -----------     -----------     -----------
    (Loss) before extraordinary item ..................       (146,719)       (519,136)       (835,407)       (537,435)

Extraordinary gain on extinguishment of debt
  (net of income taxes - $0) ..........................        200,000               0         200,000               0
                                                           -----------     -----------     -----------     -----------
    Net income (loss) .................................         53,281        (519,136)       (635,407)       (537,435)

Retained earnings (deficit) at beginning of period ....     (2,993,391)        198,404      (2,304,703)        216,703
                                                           -----------     -----------     -----------     -----------
Retained earnings (deficit) at end of period ..........    $(2,940,110)    $  (320,732)    $(2,940,110)    $  (320,732)
                                                           ===========     ===========     ===========     ===========
Earnings (loss) per share - Basic and Diluted:
  (Loss) before extraordinary item ....................    $     (0.04)    $     (0.13)    $     (0.20)    $     (0.14)
  Extraordinary item ..................................           0.05            0.00            0.05            0.00
                                                           -----------     -----------     -----------     -----------
    Net income (loss) .................................    $      0.01     $     (0.13)    $     (0.15)    $     (0.14)
                                                           ===========     ===========     ===========     ===========
Weighted average shares outstanding -
  Basic and Diluted ...................................      4,345,872       3,850,713       4,345,872       3,835,402
                                                           ===========     ===========     ===========     ===========


     See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                  ------------


                                                                              Six Months Ended
                                                                                September 30,
                                                                             2000          1999
                                                                          -----------     ---------

OPERATING ACTIVITIES
    Net (loss) .......................................................    $  (635,407)    $(537,435)
    Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
       Depreciation and amortization .................................         57,003       640,866
       Asset impairment charge .......................................              0       500,000
       Bad debt expense ..............................................              0       197,654
       Stock-based compensation ......................................              0        27,500
       (Gain) loss on dispositions of assets .........................         93,105      (114,538)
       Extraordinary gain on extinguishment of debt ..................       (200,000)            0
       Gain on settlement of litigation ..............................        (81,714)            0
    Increase (decrease) in cash resulting from changes
     in operating assets and liabilities:
       Trade accounts receivable .....................................        133,281        26,435
       Other current assets ..........................................          1,324       (40,840)
       Accounts payable ..............................................        460,538      (248,185)
       Accrued expenses ..............................................       (482,808)     (872,181)
                                                                          -----------     ---------
              Net cash (used in) operating activities ................       (654,678)     (420,724)
                                                                          -----------     ---------
INVESTING ACTIVITIES
    Net proceeds from dispositions of assets .........................      8,201,861       125,000
    Proceeds from settlement of litigation ...........................         19,827             0
    Purchases of equipment ...........................................              0       (36,936)
                                                                          -----------     ---------
              Net cash provided by (used in) investing activities ....      8,221,688        88,064
                                                                          -----------     ---------
FINANCING ACTIVITIES
    Decrease (increase) in other assets ..............................         10,000       (37,144)
    Net proceeds from line of credit .................................              0       400,000
    Payments on long-term debt .......................................     (1,325,000)     (150,000)
    Proceeds from the issuance of stock options ......................              0       162,875
                                                                          -----------     ---------
              Net cash (used in) provided by financing activities ....     (1,315,000)      375,731
                                                                          -----------     ---------

Net increase in cash and cash equivalents ............................      6,252,010        43,071

Cash and cash equivalents at beginning of year .......................        305,034        71,936
                                                                          -----------     ---------
Cash and cash equivalents at end of period ...........................    $ 6,557,044     $ 115,007
                                                                          ===========     =========
Supplemental data:
    Non-cash transactions:
       Cancellation of subordinated promissory note payable
        due to the previous owner of HealthStar, Inc., and
        related accrued interest and other liabilities as
        a result of settlement of litigation .........................    $   261,887     $       0
                                                                          ===========     =========


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

                  On April 28, 2000, the Company sold all of the capital stock of HealthStar to Beyond Benefits, Inc. and received consideration of $8,880,000 in cash at closing. The capital stock of HealthStar constituted substantially all of the assets of the Company. As a result of this sale, the Company no longer operates in the managed healthcare industry and currently does not have any ongoing revenue generating operations. See Note 2, "Gains and Losses on Dispositions of Assets," for further details of the sale of HealthStar and its impact on future operations.

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

           F.     Earnings (Loss) per Share (Continued)

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

           K.     Goodwill

                  Goodwill, which represents the excess of purchase price over the fair value of net tangible assets acquired, was amortized on a straight-line basis over the expected period to be benefited of 20 years.

           L.     Income Taxes

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

           M.     Impairment of Long-Lived Assets

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

           N.     Stock Based Compensation

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

           O.     Comprehensive Income

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

           P.     Segment Reporting

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

           On June 7, 1999, the Company sold its First American Vision Services program for cash consideration of $125,000 to an immediate family member of a former officer of the Company, which resulted in a pre-tax gain of $114,538. The vision program accounted for approximately $14,000 in revenue during the six month period ended September 30, 1999.

Note 3. GAIN ON SETTLEMENT OF LITIGATION AND EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

           The Company was involved in litigation asserted by the previous owner (the "plaintiff") of HealthStar. In this litigation, the plaintiff filed a complaint for breach of contract on December 4, 1998 seeking damages. On September 15, 2000, the plaintiff agreed to settle the lawsuit under certain terms, including waiving his right to collect principal and interest under the subordinated promissory note that the Company issued to him in connection with the acquisition of HealthStar. In return, the Company authorized the release to the plaintiff of certain moneys and interest held in escrow under the terms of a stock purchase agreement entered into in connection with the acquisition of HealthStar. The settlement resulted in an extraordinary gain, net of related income tax effects, of $200,000 resulting from the cancellation of the subordinated promissory note. Additionally, a pre-tax non-operating gain of $81,714 was recognized as a result of the waiver of accrued interest on the subordinated note as well as reimbursement of certain professional fees from the plaintiff.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  ------------

Note 4.    ASSET IMPAIRMENT CHARGE

           The acquisition of HealthStar in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", management evaluated the recoverability of the long-lived assets, including goodwill. While management originally believed that revenues and profits could grow after HealthStar's operations were fully integrated into the Company, management also explored strategic mergers and acquisitions that would complement HealthStar's operations. In May 1999, management received an offer to sell HealthStar to Beyond Benefits, Inc. a privately held managed healthcare company. The original offer was for $15,500,000 in cash. However, in subsequent negotiations, that offer was reduced to $10,000,000 in cash, 5% of the common equity of Beyond Benefits, Inc. and an earn out provision for up to an additional $1,250,000. The offer was accepted and approved by the Board of Directors on August 19, 1999, subject to shareholder approval.

           Accordingly, at September 30, 1999, the Company adjusted the carrying value of HealthStar's goodwill to an estimated fair value of approximately $7,932,635 resulting in a non-cash impairment loss of approximately $500,000 ($0.13 loss per basic and diluted share). The fair value was estimated based on a sales price of $11,000,000 less direct and incremental costs to dispose of approximately $300,000.

           Subsequent to September 30, 1999, the offer was reduced in final form to $8,880,000 in cash. The offer was accepted and approved by the Board of Directors and was approved by the shareholders on April 25, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

           This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, history of losses, leverage and debt service, competition, no dividends, limited public market and liquidity, shares eligible for future sale, delays in or failure to identify and consummate a suitable acquisition, realization of the earn-out provision related to cash flows of NHBC for the 18 months following the December 1999 sale of NHBC's assets to Carlmont Capital Group, Inc. and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

           Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and notes for the six months ended September 30, 2000 contained herein and the audited financial statements and notes for the year ended March 31, 2000 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

           As a result of the completion of the sale of HSI to Beyond Benefits on April 28, 2000 and the completion of the sale of the assets of NHBC to Carlmont on December 30, 1999, the Company is no longer engaged in the managed healthcare business and had no revenue generating operations for the three months ended September 30, 2000. The Company's only source of cash is interest income generated from the investment of the remaining proceeds from the sale of HSI in a money market account. It should be noted that the operating results for the three months ended September 30, 1999 include the operating results for both HSI and NHBC for the entire period.

REVENUE

           Prior to the sale of its two wholly owned subsidiaries, HSI and NHBC, the Company derived the majority of its revenue from fees paid by its customers for access to the Company's PPO network of contracted healthcare providers. The Company had no revenue from operations for the three months ended September 30, 2000. Total revenue for the three months ended September 30, 1999 was $3,583,777.

OPERATING EXPENSES

           Prior to the sales of HSI and NHBC, cost of services included the cost of outsourcing the medical case management and utilization review functions, commissions paid to outside brokers, fees paid to other PPO networks for access to healthcare providers which were not directly contracted with the Company, the cost of electronic claims processing and the cost of printing provider directories. There was no cost of services in the current quarter as a result of the sales of HSI and NHBC. Cost of services for the three months ended September 30, 1999 was $463,009.

           Salaries and wages includes all employee compensation, payroll taxes, health insurance and other employee benefits. Salaries and wages were $39,469 for the three months ended September 30, 2000 compared to $1,819,389 in the comparable period last year. The Company currently has two full-time employees, its President/Chief Executive Officer and its Vice President/Chief Financial Officer.

           General and administrative expenses include all other operating expenses, such as telecommunications, office supplies, postage, travel and entertainment, professional fees, bad debt expense, insurance, rent and utilities. General and administrative expenses were $282,747 for the three months ended September 30, 2000 versus $943,254 for the comparable period last year. In the current quarter, approximately $200,000 or 70% of the total general and administrative expenses were related to legal, accounting and consulting costs incurred in connection with the Company's investigation of possible acquisition candidates.

           Depreciation and amortization was $128 for the three months ended September 30, 2000 versus $322,708 for the three months ended September 30, 1999. The overall decrease in depreciation and amortization expense was primarily due to a decrease in fixed assets and goodwill as a result of the sales of HSI and NHBC.

NON-OPERATING INCOME (EXPENSE)

           Interest income for the three months ended September 30, 2000 was $93,911. Interest income was generated from the investment of the net proceeds from the sale of HSI into a money market account that currently yields approximately 5.5%. The Company did not have any interest income in the comparable period last year.

           There was no interest expense in the current quarter as a result of the payoff of the remaining $1,325,000 owed to Harris Bank from the proceeds of the sale of HSI on April 28, 2000. Interest expense for the three months ended September 30, 1999 was $79,791.

           The Company was involved in litigation asserted by the previous owner (the "plaintiff") of HSI. In this litigation, the plaintiff filed a complaint for breach of contract on December 4, 1998 seeking damages. During the current quarter, the plaintiff agreed to settle the lawsuit under certain terms, including waiving his right to collect principal and interest under the subordinated promissory note that the Company issued to him in connection with the acquisition of HSI. In return, the Company authorized the release to the plaintiff of certain moneys and interest held in escrow under the terms of a stock purchase agreement entered into in connection with the acquisition of HSI. The settlement resulted in an extraordinary gain, net of related income tax effects, of $200,000 resulting from the cancellation of the subordinated promissory note. Additionally, a pre-tax non-operating gain of $81,714 was recognized as a result of the waiver of accrued interest on the subordinated note as well as reimbursement of certain professional fees from the plaintiff.

INCOME TAX EXPENSE

           The Company recorded no income tax expense in the current quarter due to the level of year-to-date losses incurred. A tax benefit of $10,405 was recorded in the comparable period last year.

NET LOSS

           The Company had net income of $53,281 for the three months ended September 30, 2000 compared to a net loss of $519,136 for the three months ended September 30, 1999. Without the effect of the extraordinary gain and the non-operating gain related to the cancellation of the subordinated promissory note and related accrued interest and the reimbursement of certain professional fees, the Company would have reported a net loss of $228,433, principally as a result of the costs incurred during the current quarter to investigate possible acquisition candidates.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

           As a result of the completion of the sale of HSI to Beyond Benefits on April 28, 2000 and the completion of the sale of the assets of NHBC to Carlmont on December 30, 1999, the Company is no longer engaged in the managed healthcare business and has no revenue generating operations. It should be noted that the operating results for the six months ended September 30, 2000 only include the operating results of HSI for the first 28 days of the month of April 2000, and do not include any operating results for NHBC. Conversely, the Company's operating results for the six months ended September 30, 1999 include the operating results for both HSI and NHBC for the entire period.

REVENUE

           Prior to the sale of its two wholly owned subsidiaries, HSI and NHBC, the Company derived the majority of its revenue from fees paid by its customers for access to the Company's PPO network of contracted healthcare providers. Total revenue for the six months ended September 30, 2000 was $943,650 versus $7,350,687 for the six months ended September 30, 1999. Total revenue in the current year period is equal to the total revenue for HSI for the 28-day period in April 2000, prior to the Company's sale of HSI, which was consummated on April 28, 2000.

OPERATING EXPENSES

           Prior to the sales of HSI and NHBC, cost of services included the cost of outsourcing the medical case management and utilization review functions, commissions paid to outside brokers, fees paid to other PPO networks for access to healthcare providers which are not directly contracted with the Company, the cost of electronic claims processing and the cost of printing provider directories. For the six months ended September 30, 2000, cost of services was $74,813 versus $996,636 for the comparable period last year. Cost of services in the current six month period is equal to the cost of services for HSI for the 28-day period in April 2000.

           Salaries and wages includes all employee compensation, payroll taxes, health insurance, other employee benefits, and temporary labor. Prior to the sales of HSI and NHBC, this category also included commissions paid to in-house sales and marketing personnel. Salaries and wages were $935,846 for the six months ended September 30, 2000 compared to $3,776,948 in the comparable period last year. In the current six month period, salaries and wages were $688,345 at HSI for the 28-day period. The remaining salaries and wages expense for the six months ended September 30, 2000 of $247,501 is related to the compensation of the Company's two executive officers. Of this amount, $150,000 represents a bonus for the Company's Vice President and Chief Financial Officer, which was earned in connection with the closing of the sale of HSI.

           General and administrative expenses include all other operating expenses, such as telecommunications, office supplies, postage, travel and entertainment, professional fees, bad debt expense, insurance, rent and utilities. General and administrative expenses were $838,667 for the six months ended September 30, 2000 versus $2,021,552 for the comparable period last year. In the current six month period, general and administrative expenses were $298,604 for HSI for the 28-day period. The remaining general and administrative expenses of $540,063 are primarily related to professional fees, including legal and accounting fees, consulting fees related to the Company's investigation of possible acquisition candidates and other general overhead items such as travel and insurance.

           Depreciation and amortization was $57,003 for the six months ended September 30, 2000 versus $640,866 for the six months ended September 30, 1999. The overall decrease in depreciation and amortization expense was primarily due to a decrease in fixed assets and goodwill as a result of the sales of HSI and NHBC.

NON-OPERATING INCOME (EXPENSE)

           Interest income for the six months ended September 30, 2000 was $148,968. Interest income was generated from the investment of the net proceeds from the sale of HSI into a money market account that currently yields approximately 5.5%. The Company did not have any interest income in the comparable period last year.

           Interest expense for the six months ended September 30, 2000 was $10,305 versus $141,290 for the six months ended September 30, 1999. The overall decrease was a result of the payoff of the remaining $1,325,000 owed to Harris Bank from the proceeds of the sale of HSI on April 28, 2000.

           The acquisition of HSI in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", management evaluated the recoverability of the long-lived assets, including goodwill. While management originally believed that revenues and profits could grow after HSI's operations were fully integrated into the Company, management also explored strategic mergers and acquisitions that would complement HSI's operations. In May 1999, management received an offer to sell HSI to Beyond Benefits, Inc. a privately held managed healthcare company. The original offer was for $15,500,000 in cash. However, in subsequent negotiations, that offer was reduced to $10,000,000 in cash, 5% of the common equity of Beyond Benefits, Inc. and an earn out provision for up to an additional $1,250,000. The offer was accepted and approved by the Board of Directors on August 19, 1999, subject to shareholder approval.

           Accordingly, at September 30, 1999, the Company adjusted the carrying value of HSI's goodwill to an estimated fair value of approximately $7,932,635 resulting in a non-cash impairment loss of approximately $500,000 ($0.13 loss per basic and diluted share). The fair value at September 30, 1999 was estimated based on a sales price of $11,000,000 less direct and incremental costs to dispose of approximately $300,000.

           Subsequent to September 30, 1999, the offer was reduced in final form to $8,880,000 in cash. The offer was accepted and approved by the Board of Directors and was approved by the shareholders on April 25, 2000.

           The Company recorded a pretax loss of $93,105 on the sale of HSI during the current six month period. The Company also recorded a pre-tax gain of $114,538 on the sale of its vision program during the six months ended September 30, 1999.

           The Company was involved in litigation asserted by the previous owner (the "plaintiff") of HSI. In this litigation, the plaintiff filed a complaint for breach of contract on December 4, 1998 seeking damages. On September 15, 2000, the plaintiff agreed to settle the lawsuit under certain terms, including waiving his right to collect principal and interest under the subordinated promissory note that the Company issued to him in connection with the acquisition of HSI. In return, the Company authorized the release to the plaintiff of certain moneys and interest held in escrow under the terms of a stock purchase agreement entered into in connection with the acquisition of HSI. The settlement resulted in an extraordinary gain, net of related income tax effects, of $200,000 resulting from the cancellation of the subordinated promissory note. Additionally, a pre-tax non-operating gain of $81,714 was recognized as a result of the waiver of accrued interest on the subordinated note as well as reimbursement of certain professional fees from the plaintiff.

INCOME TAX EXPENSE

           The Company recorded no income tax expense in the current six month period due to the level of operating losses incurred. A tax benefit of $19,684 was recorded in the comparable period last year.

NET LOSS

           The Company incurred a net loss of $635,407 for the six months ended September 30, 2000 compared to a net loss of $537,435 for the six months ended September 30, 1999. Components of the net loss in the current year period are net interest income of $138,663, a net loss from the operations of HSI of $173,747, the loss on the sale of HSI of $93,105, corporate overhead expenses of $788,932, and the extraordinary gain and non-operating gain totaling $281,714 resulting from the cancellation of the subordinated promissory note and related accrued interest and the reimbursement of certain professional fees.

LIQUIDITY AND CAPITAL RESOURCES

           On April 28, 2000, in connection with the sale of HSI to Beyond Benefits, the Company received $8,880,000 in cash at the closing of the sale. The Company incurred $595,491 in transaction costs related to the sale. The Company used $1,325,000 of the cash proceeds to repay the entire principal balance on its term loan owed to Harris Bank. The remaining proceeds were invested in a money market account which currently yields approximately 5.5%.

           At September 30, 2000, the Company had cash and cash equivalents of $6,557,044 and total liabilities of $336,857, which equates to net working capital of $6,220,187. Included in total liabilities is a $150,000 bonus payable to the Company's Chief Financial Officer, which was earned in connection with the completion of the sale of HSI. The remaining liabilities include costs related to general corporate overhead items.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company was involved in litigation asserted by the previous owner of HealthStar, Thomas A. Stateman (the "Plaintiff"). In this litigation, the plaintiff filed a complaint for breach of contract in the Circuit Court of Cook County, Illinois on December 4, 1998 (Thomas A. Stateman vs. Champion Financial Corporation) seeking damages. On September 15, 2000, the plaintiff agreed to settle the lawsuit under certain terms, including waiving his right to collect principal and interest under the subordinated promissory note that the Company issued to him in connection with the acquisition of HealthStar. In return, the Company authorized the release to the plaintiff of certain moneys and interest held in escrow under the terms of a stock purchase agreement entered into in connection with the acquisition of HealthStar. The settlement resulted in an extraordinary gain, net of related income tax effects, of $200,000 resulting from the cancellation of the subordinated promissory note. Additionally, a pre-tax non-operating gain of $81,714 was recognized as a result of the waiver of accrued interest on the subordinated note as well as reimbursement of certain professional fees from the plaintiff.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)    EXHIBITS

                  Exhibit 27.1 Financial Data Schedule.

           (B)    REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of November, 2000.

                                HEALTHSTAR CORP.



                                By:  /s/ STEVEN A. MARCUS
                                   --------------------------------------------
                                    Steven A. Marcus
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)