Form 10QSB
period 2000-12-31
HEALTHSTAR CORP /UT/
filed 2001-02-14
CIK 877050

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

       / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-19499

                                HEALTHSTAR CORP.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                      91-1934592
-------------------------------           ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.001 par value, 4,345,872 outstanding as of February 13, 2001.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2000



                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of December 31, 2000..................................................1

               Consolidated Statements of Operations and Retained Earnings (Deficit)
                   For the Three and Nine Months Ended December 31, 2000 and 1999..................................2

               Consolidated Statements of Cash Flows For the Nine Months
                   Ended December 31, 2000 and 1999................................................................3

               Notes to Unaudited Consolidated Financial Statements................................................4

     Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations......................................................................12


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings..................................................................................19

     Item 2.   Changes in Securities and Use of Proceeds..........................................................19

     Item 3.   Defaults Upon Senior Securities....................................................................19

     Item 4.   Submission of Matters to a Vote of Security Holders................................................19

     Item 5.   Other Information..................................................................................19

     Item 6.   Exhibits and Reports on Form 8-K...................................................................19


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000
                                   (Unaudited)

                                  ------------




ASSETS
    Current assets:
       Cash and cash equivalents                                             $ 6,116,411

    Property and equipment, net                                                    2,184
    Other assets                                                                  10,000
                                                                             -----------

              Total assets                                                   $ 6,128,595
                                                                             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                      $     8,052
       Accrued expenses                                                          129,885
                                                                              ----------

              Total current liabilities                                          137,937
                                                                              ----------

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value 15,000,000 shares
       authorized, 4,345,872 shares issued and outstanding                         4,346
    Additional paid-in-capital                                                 9,196,428
    Retained earnings (deficit)                                               (3,210,116)
                                                                              -----------

              Total shareholders' equity                                       5,990,658
                                                                               ---------

              Total liabilities and shareholders' equity                     $ 6,128,595
                                                                               =========










     See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)
         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                  ------------



                                                          Three Months Ended                     Nine Months Ended
                                                             December 31,                          December 31,
                                                         2000             1999                2000              1999
                                                         ----             ----                ----              ----
REVENUE
    Capitated fees                                 $           0       $ 2,035,116       $    667,773      $  6,201,906
    Repricing fees                                             0         1,234,267            248,579         4,294,089
    Other fees                                                 0            43,115             27,298           222,138
                                                   -------------      ------------     --------------    --------------

              Total revenue                                    0         3,312,498            943,650        10,718,133
                                                   -------------      ------------      -------------      ------------

OPERATING EXPENSES
    Cost of services                                           0           405,060             74,813         1,401,696
    Salaries and wages                                   142,428         1,793,340          1,078,274         5,570,288
    General and administrative                           216,897         1,069,775          1,055,564         3,091,327
    Depreciation and amortization                            128           296,647             57,131           937,513
                                                   -------------      ------------      -------------      ------------

              Total operating expenses                   359,453         3,564,822          2,265,782        11,000,824
                                                   -------------      ------------      -------------      ------------

(Loss) from operations                                  (359,453)         (252,324)        (1,322,132)         (282,691)

NON-OPERATING INCOME (EXPENSE)
    Interest income                                       89,447                 0            238,415                 0
    Interest expense                                           0           (89,310)           (10,305)         (230,600)
    Asset impairment charge                                    0          (150,000)                 0          (650,000)
    Net gain (loss) on dispositions of assets                  0         1,031,210            (93,105)        1,145,748
    Gain on settlement of litigation                           0                 0             81,714                 0
                                                   -------------      ------------      -------------      ------------

Income (loss) before income taxes and
    extraordinary item                                  (270,006)          539,576         (1,105,413)          (17,543)

Income tax expense                                             0           243,577                  0           223,893
                                                   -------------      ------------      -------------      ------------

          Income (loss) before extraordinary item       (270,006)          295,999         (1,105,413)         (241,436)

Extraordinary gain on extinguishment of debt
    (net of income taxes - $0)                                 0                 0            200,000                  0
                                                   -------------      ------------      -------------      ------------

              Net income (loss)                         (270,006)          295,999           (905,413)         (241,436)

Retained earnings (deficit) at beginning of period    (2,940,110)         (320,732)        (2,304,703)          216,703
                                                   -------------      ------------      -------------      ------------

Retained earnings (deficit) at end of period         $(3,210,116)    $     (24,733)       $(3,210,116)     $    (24,733)
                                                   =============      ============      =============      ============

Earnings (loss) per share - Basic and Diluted:
    Income (loss) before extraordinary item         $      (0.06)    $       0.07        $      (0.25)     $      (0.06)
    Extraordinary item                                      0.00             0.00                0.04              0.00
                                                   -------------      ------------      -------------      ------------

              Net income (loss)                     $      (0.06)    $       0.07        $      (0.21)     $      (0.06)
                                                   =============      ============      =============      ============

Weighted average shares outstanding -
    Basic and Diluted                                  4,345,872         3,966,850          4,345,872         3,879,378
                                                   =============      ============      =============      ============





     See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                  ------------


                                                                                               Nine Months Ended
                                                                                                 December 31,
                                                                                          2000                  1999
                                                                                          ----                  ----
OPERATING ACTIVITIES
    Net (loss)                                                                       $   (905,413)         $   (241,436)
    Adjustments to reconcile net (loss)
    to net cash (used in) operating activities:
       Depreciation and amortization                                                       57,131               937,513
       Asset impairment charge                                                                  0               650,000
       Bad debt expense                                                                         0               287,654
       Stock-based compensation                                                                 0                27,500
       (Gain) loss on dispositions of assets                                               93,105            (1,145,748)
       Extraordinary gain on extinguishment of debt                                      (200,000)                    0
       Gain on settlement of litigation                                                   (81,714)                    0
    Increase (decrease) in cash resulting from
    changes in operating assets and liabilities:
       Trade accounts receivable                                                          158,281               (63,727)
       Other current assets                                                                 4,489                20,647
       Accounts payable                                                                   299,599              (519,822)
       Accrued expenses                                                                  (520,789)             (385,252)
                                                                                    -------------         -------------

              Net cash (used in) operating activities                                  (1,095,311)             (432,671)
                                                                                    -------------         -------------

INVESTING ACTIVITIES
    Net proceeds from dispositions of assets                                            8,201,861             1,625,000
    Proceeds from settlement of litigation                                                 19,827                     0
    Purchases of equipment                                                                      0              (181,726)
                                                                                    -------------         -------------

              Net cash provided by investing activities                                 8,221,688             1,443,274
                                                                                    -------------         -------------

FINANCING ACTIVITIES
    Decrease in other assets                                                               10,000                68,119
    Net proceeds from line of credit                                                            0               400,000
    Payments on long-term debt                                                         (1,325,000)           (1,800,000)
    Proceeds from the issuance of stock options                                                 0               549,125
                                                                                    -------------         -------------

              Net cash (used in) financing activities                                  (1,315,000)             (782,756)
                                                                                    -------------         -------------

Net increase in cash and cash equivalents                                               5,811,377               227,847

Cash and cash equivalents at beginning of period                                          305,034                71,936
                                                                                    -------------         -------------

Cash and cash equivalents at end of period                                            $ 6,116,411          $    299,783
                                                                                    =============         =============

Supplemental data:
    Non-cash transactions:
       Cancellation of subordinated promissory note payable due to the previous owner of HealthStar, Inc., and related accrued interest
       and other liabilities as a result of settlement of litigation                 $    261,887          $          0
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

                  On December 30, 1999, the Company sold all of the assets of NHBC to Carlmont Capital Group, Inc. and received as consideration $1,500,000 in cash at closing and an earn-out agreement that may provide up to an additional $300,000 in cash, based on cash flows of NHBC, over the 18 months following the closing of the transaction. At December 31, 2000, based on financial information provided by Carlmont Capital Group, Inc., the Company believes it is unlikely that it will receive any cash related to the earn-out agreement.

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

Note 2. GAINS AND LOSSES ON DISPOSITIONS OF ASSETS

         On April 28, 2000, the Company completed the sale of the stock of its wholly owned subsidiary, HealthStar, Inc. to Beyond Benefits, Inc. The Company received $8,880,000 in cash at closing and used $1,325,000 to repay the outstanding principal balance of the Harris Bank term loan. This sale, which constituted the sale of substantially all the assets of the Company, was approved by the shareholders of the Company on April 25, 2000. The sale resulted in a pre-tax loss of $93,105 primarily as a result of additional transaction costs incurred during April 2000. HealthStar, Inc. incurred a pre-tax loss from operations of $173,748 during April 2000. Following this sale, the Company no longer operates in the managed healthcare industry and currently does not have any ongoing revenue generating operations. The Company intends to utilize the remaining net proceeds from the sale to acquire one or more businesses.

         On December 30, 1999, the Company sold all of the assets of NHBC. The Company received $1,500,000 in cash at closing and an earn-out agreement that may provide up to an additional $300,000 in cash, based on the actual cash flows of NHBC during the 18 months following the closing date. At December 31, 2000, based on financial information provided by Carlmont Capital Group, Inc., the Company believes it is unlikely that it will receive any cash related to the earn-out agreement. The Company recognized a pre-tax gain on the sale of NHBC's assets of approximately $1,031,000 based on the cash consideration of $1,500,000 and used $1,325,000 of the cash proceeds to pay down indebtedness owed to Harris Bank.

         On June 7, 1999, the Company sold its First American Vision Services program for cash consideration of $125,000 to an immediate family member of a former officer of the Company, which resulted in a pre-tax gain of $114,538. The vision program accounted for approximately $14,000 in revenue during the nine month period ended December 31, 1999.

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

         On December 16, 1999, the Company and Beyond Benefits entered into an amendment to the Stock Purchase Agreement to provide that the cash portion of the purchase price be increased to $10,850,000 from $10,000,000 and to remove from the purchase price 303,943 shares of Beyond Benefits' non-voting common stock which was to have represented 5% of the common equity of Beyond Benefits. Accordingly, the Company adjusted the carrying value of HealthStar's goodwill to an estimated fair value of approximately $7,674,809, resulting in a non-cash impairment charge of $150,000 ($0.04 loss per basic and diluted share) for the three months ended December 31, 1999 and $650,000 ($0.17 loss per basic and diluted share) for the nine months ended December 31, 1999. The fair value was estimated based on a sales price of $10,850,000 less direct and incremental costs to dispose of approximately $300,000.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  ------------



Note 4.  ASSET IMPAIRMENT CHARGE (CONTINUED)

         Subsequent to December 31, 1999, the offer was reduced in final form to $8,880,000 in cash. The offer was accepted and approved by the Board of Directors and was approved by the shareholders on April 25, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

         This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including, but not limited to, history of losses, no dividends, limited public market and liquidity, shares eligible for future sale, delays in or failure to identify and consummate a suitable acquisition or acquisitions, realization of the earn-out provision related to cash flows of NHBC for the 18 months following the December 1999 sale of NHBC's assets to Carlmont Capital Group, Inc. and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited financial statements and notes for the three and nine month periods ended December 31, 2000 and 1999 contained herein and the audited financial statements and notes for the years ended March 31, 2000 and 1999 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

         As a result of the completion of the sale of HealthStar to Beyond Benefits on April 28, 2000 and the completion of the sale of the assets of NHBC to Carlmont on December 30, 1999, the Company is no longer engaged in the managed healthcare business and had no revenue generating operations for the three months ended December 31, 2000. The Company's only source of cash is interest income generated from the investment of the remaining proceeds from the sale of HealthStar in a money market account. It should be noted that the operating results for the three months ended December 31, 1999 include the operating results for both HealthStar and NHBC for the entire period.

REVENUE

         Prior to the sale of its two wholly owned subsidiaries, HealthStar and NHBC, the Company derived the majority of its revenue from fees paid by its customers for access to the Company's PPO network of contracted healthcare providers. The Company had no revenue from operations for the three months ended December 31, 2000. Total revenue for the three months ended December 31, 1999 was $3,312,498.

OPERATING EXPENSES

         Prior to the sales of HealthStar and NHBC, cost of services included the cost of outsourcing the medical case management and utilization review functions, commissions paid to outside brokers, fees paid to other PPO networks for access to healthcare providers which were not directly contracted with the Company, the cost of electronic claims processing and the cost of printing provider directories. There was no cost of services in the current quarter as a result of the sales of HealthStar and NHBC. Cost of services for the three months ended December 31, 1999 was $405,060.

         Salaries and wages includes all employee compensation, payroll taxes, health insurance and other employee benefits. Salaries and wages were $142,428 for the three months ended December 31, 2000 compared to $1,793,340 in the comparable period last year.

         General and administrative expenses include all other operating expenses, such as telecommunications, office supplies, postage, travel and entertainment, professional fees, bad debt expense, insurance, rent and utilities. General and administrative expenses were $216,897 for the three months ended December 31, 2000 versus $1,069,775 for the comparable period last year. In the current quarter, approximately $175,000 was related to professional fees, including legal, accounting, consulting and investment banking fees related to the Company's investigation of possible acquisition candidates.

         Depreciation and amortization was $128 for the three months ended December 31, 2000 versus $296,647 for the three months ended December 31, 1999. The overall decrease in depreciation and amortization expense was primarily due to a decrease in fixed assets and goodwill as a result of the sales of HealthStar and NHBC.

NON-OPERATING INCOME (EXPENSE)

         Interest income for the three months ended December 31, 2000 was $89,447. Interest income was generated from the investment of the net proceeds from the sale of HealthStar into a money market account that currently yields approximately 5.5%. The Company did not have any interest income in the comparable period last year.

         There was no interest expense in the current quarter as a result of the payoff of the remaining $1,325,000 owed to Harris Bank from the proceeds of the sale of HealthStar on April 28, 2000. Interest expense for the three months ended December 31, 1999 was $89,310.

         The acquisition of HealthStar in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," management evaluated the recoverability of the long-lived assets, including goodwill. While management originally believed that revenues and profits could grow after HealthStar's operations were fully integrated into the Company, management also explored strategic mergers and acquisitions that would complement HealthStar's operations. In May 1999, management received an offer to sell HealthStar to Beyond Benefits, Inc., a privately held managed healthcare company. The original offer was for $15,500,000 in cash. However, in subsequent negotiations, that offer was reduced to $10,000,000 in cash, 5% of the common equity of Beyond Benefits, Inc. and an earn out provision for up to an additional $1,250,000. The offer was accepted and approved by the Board of Directors on August 19, 1999, subject to shareholder approval.

         On December 16, 1999, the Company and Beyond Benefits entered into an amendment to the Stock Purchase Agreement to provide that the cash portion of the purchase price be increased to $10,850,000 from $10,000,000 and to remove from the purchase price 303,943 shares of Beyond Benefits' non-voting common stock which was to have represented 5% of the common equity of Beyond Benefits. Accordingly, the Company adjusted the carrying value of HealthStar's goodwill to an estimated fair value of approximately $7,674,809 at December 31, 1999, resulting in a non-cash impairment charge of $150,000 ($0.04 loss per basis and diluted share) for the three months ended December 31, 1999. The fair value was estimated based on a sales price of $10,850,000 less direct and incremental costs to dispose of approximately $300,000. Subsequent to December 31, 1999, the offer was reduced in final form to $8,880,000 in cash. The offer was accepted and approved by the Board of Directors and was approved by the shareholders on April 25, 2000.

         On December 30, 1999, the Company sold all of the assets of its wholly owned subsidiary National Heath Benefits and Casualty Corp. ("NHBC") to Carlmont Capital Group, Inc., a California based company. This transaction resulted in a pretax gain of approximately $1,031,000.

INCOME TAX EXPENSE

         The Company recorded no income tax expense in the current quarter due to the level of year-to-date losses incurred. Income tax expense of $243,577 was recorded in the comparable period last year.

NET LOSS

         The Company had a net loss of $270,006 for the three months ended December 31, 2000 compared to net income of $295,999 for the three months ended December 31, 1999.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

         As a result of the completion of the sale of HealthStar to Beyond Benefits on April 28, 2000 and the completion of the sale of the assets of NHBC to Carlmont on December 30, 1999, the Company is no longer engaged in the managed healthcare business and has no revenue generating operations. It should be noted that the operating results for the nine months ended December 31, 2000 only include the operating results of HealthStar for the first 28 days of the month of April 2000, and do not include any operating results for NHBC. Conversely, the Company's operating results for the nine months ended December 31, 1999 include the operating results for both HealthStar and NHBC for the entire period.

REVENUE

         Prior to the sale of its two wholly owned subsidiaries, HealthStar and NHBC, the Company derived the majority of its revenue from fees paid by its customers for access to the Company's PPO network of contracted healthcare providers. Total revenue for the nine months ended December 31, 2000 was $943,650 versus $10,718,133 for the nine months ended December 31, 1999. Total revenue in the current year period is equal to the total revenue for HealthStar for the 28-day period in April 2000, prior to the Company's sale of HealthStar, which was consummated on April 28, 2000.

OPERATING EXPENSES

         Prior to the sales of HealthStar and NHBC, cost of services included the cost of outsourcing the medical case management and utilization review functions, commissions paid to outside brokers, fees paid to other PPO networks for access to healthcare providers which are not directly contracted with the Company, the cost of electronic claims processing and the cost of printing provider directories. For the nine months ended December 31, 2000, cost of services was $74,813 versus $1,401,696 for the comparable period last year. Cost of services in the current nine month period is equal to the cost of services for HealthStar for the 28-day period in April 2000.

         Salaries and wages includes all employee compensation, payroll taxes, health insurance, other employee benefits, and temporary labor. Prior to the sales of HealthStar and NHBC, this category also included commissions paid to in-house sales and marketing personnel. Salaries and wages were $1,078,274 for the nine months ended December 31, 2000 ($688,345 of which was incurred prior to the sale of HealthStar) compared to $5,570,288 in the comparable period last year. The remaining salaries and wages expense for the nine months ended December 31, 2000 of $389,929 is related to the compensation of the Company's two executive officers.

         General and administrative expenses include all other operating expenses, such as telecommunications, office supplies, postage, travel and entertainment, professional fees, bad debt expense, insurance, rent and utilities. General and administrative expenses were $1,055,564 for the nine months ended December 31, 2000 ($298,604 of which was incurred prior to the sale of HealthStar) versus $3,091,327 for the comparable period last year. The remaining general and administrative expenses of $756,960 are primarily related to professional fees, including legal, accounting, consulting and investment banking fees related to the Company's investigation of possible acquisition candidates and other general overhead items such as travel and insurance.

         Depreciation and amortization was $57,131 for the nine months ended December 31, 2000 versus $937,513 for the nine months ended December 31, 1999. The overall decrease in depreciation and amortization expense was primarily due to a decrease in fixed assets and goodwill as a result of the sales of HealthStar and NHBC.

NON-OPERATING INCOME (EXPENSE)

         Interest income for the nine months ended December 31, 2000 was $238,415. Interest income was generated from the investment of the net proceeds from the sale of HealthStar into a money market account that currently yields approximately 5.5%. The Company did not have any interest income in the comparable period last year.

         Interest expense for the nine months ended December 31, 2000 was $10,305 versus $230,600 for the nine months ended December 31, 1999. The overall decrease was a result of the payoff of the remaining $1,325,000 owed to Harris Bank from the proceeds of the sale of HealthStar on April 28, 2000.

         The acquisition of HealthStar in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," management evaluated the recoverability of the long-lived assets, including goodwill. While management originally believed that revenues and profits could grow after HealthStar's operations were fully integrated into the Company, management also explored strategic mergers and acquisitions that would complement HealthStar's operations. In May 1999, management received an offer to sell HealthStar to Beyond Benefits, Inc., a privately held managed healthcare company. The original offer was for $15,500,000 in cash. However, in subsequent negotiations, that offer was reduced to $10,000,000 in cash, 5% of the common equity of Beyond Benefits, Inc. and an earn out provision for up to an additional $1,250,000. The offer was accepted and approved by the Board of Directors on August 19, 1999, subject to shareholder approval.

         On December 16, 1999, the Company and Beyond Benefits entered into an amendment to the Stock Purchase Agreement to provide that the cash portion of the purchase price be increased to $10,850,000 from $10,000,000 and to remove from the purchase price 303,943 shares of Beyond Benefits' non-voting common stock which was to have represented 5% of the common equity of Beyond Benefits. Accordingly, at December 31, 1999, the Company adjusted the carrying value of HealthStar's goodwill to an estimated fair value of approximately $7,674,809 resulting in a non-cash impairment loss of approximately $650,000 ($0.17 loss per basic and diluted share) for the nine months ended December 31, 1999. The fair value at December 31, 1999 was estimated based on a sales price of $10,850,000 less direct and incremental costs to dispose of approximately $300,000. Subsequent to December 31, 1999, the offer was reduced in final form to $8,880,000 in cash. The offer was accepted and approved by the Board of Directors and was approved by the shareholders on April 25, 2000.

         On December 30, 1999, the Company sold all of the assets of its wholly owned subsidiary National Health Benefits and Casualty Corp. ("NHBC") to Carlmont Capital Group, Inc., a California based company. This transaction resulted in a pre-tax gain of approximately $1,031,000 in the nine months ended December 31, 1999.

         The Company recorded a pretax loss of $93,105 on the sale of HealthStar during the current nine month period. The Company also recorded a pre-tax gain of $114,538 on the sale of its vision program during the nine months ended December 31, 1999.

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

INCOME TAX EXPENSE

         The Company recorded no income tax expense in the current nine month period due to the level of operating losses incurred. Tax expense of $223,893 was recorded in the comparable period last year.

NET LOSS

         The Company incurred a net loss of $905,413 for the nine months ended December 31, 2000 compared to a net loss of $241,436 for the nine months ended December 31, 1999. Components of the net loss in the current year period are net interest income of $228,110, a net loss from the operations of HealthStar of $173,747, the loss on the sale of HealthStar of $93,105, corporate overhead expenses of $1,148,385 (primarily related to salaries and wages, professional fees, including legal, accounting, consulting and investment banking fees related to the Company's investigation of possible acquisition candidates, other general overhead items such as travel and insurance, and depreciation and amortization), and the extraordinary gain and non-operating gain totaling $281,714 resulting from the cancellation of the subordinated promissory note and related accrued interest and the reimbursement of certain professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         On December 30, 1999, the Company sold the assets of its wholly owned subsidiary National Health Benefits & Casualty Corporation ("NHBC") to Carlmont Capital Group, Inc. ("Carlmont"), a privately held company based in Chula Vista, California. This sale was made pursuant to the terms of an Asset Purchase Agreement dated December 28, 1999, by and among the Company, NHBC and Carlmont. The Company received $1,500,000 in cash at closing and an earnout agreement that may provide up to an additional $300,000 in cash, based on the actual cash flows of NHBC during the 18 month period after closing. At December 31, 2000, based on financial information provided by Carlmont Capital Group, Inc., the Company believes it is unlikely it will receive any cash related to the earn-out agreement.

         On April 28, 2000, in connection with the sale of HealthStar to Beyond Benefits, the Company received $8,880,000 in cash at the closing of the sale. The Company incurred $595,491 in transaction costs related to the sale. The Company used $1,325,000 of the cash proceeds to repay the entire principal balance on its term loan owed to Harris Bank. The remaining proceeds were invested in a money market account which currently yields approximately 5.5%. As a result of this sale, the Company no longer has any revenue generating operations. The Company's only source of cash is interest income generated from the investment of the remaining proceeds from the sale of HealthStar in a money market account. The Company will continue to invest substantially all of its cash in a money market account until such time that it is needed in connection with the Company's plan to acquire a business or businesses. There can be no assurance that the Company will be able to consummate an acquisition of a business or businesses in accordance with the Company's current business plan or in a timely manner.

         At December 31, 2000, the Company had cash and cash equivalents of $6,116,411 and total liabilities of $137,937, which equates to net working capital of $5,978,474.

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

         To the extent the Company continues to have no operating revenues and holds its cash in a money market account, the net effect of reductions in interest rates, the advent of inflation, an increase in corporate overhead and the passage of time--or a combination of two or more of these factors--could result in a reduction of the Company's cash or its purchasing power, which, in turn, could materially adversely affect the Company's prospects and financial condition.

                           PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)    Exhibits

                  None.

           (B)    REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of February, 2001.


                                       HEALTHSTAR CORP.



                                       By:  /s/ STEVEN A. MARCUS
                                            ------------------------------------
                                           Steven A. Marcus
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)