Form 10KSB
period 2001-03-31
HEALTHSTAR CORP /UT/
filed 2001-07-16
CIK 877050

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 2001.

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to _____________.

                         Commission file number 0-19499

                                HEALTHSTAR CORP.
                 (Name of small business issuer in its charter)

                      DELAWARE                                                  91-1934592
(State or other jurisdiction of incorporation or organization)    (I.R.S. employer identification no.)

          650 FIFTH AVENUE, SIXTH FLOOR
                NEW YORK, NEW YORK                                                 10019
     (Address of principal executive offices)                                   (Zip Code)

                                 (212) 484-2000
                (Issuer's Telephone Number, Including Area Code)


2875 N.E. 191ST STREET, SUITE 601  AVENTURA, FLORIDA                                              33180
--------------------------------------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)              (ZIP CODE)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                               TITLE OF EACH CLASS
                          Common Stock, $.001 per share

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes /X/ No / /

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Issuer's revenues for its most recent fiscal year were $943,650

         The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the average of the high and low closing sales prices of such stock as of July 13, 2001 was $7,491,534. As of such date, 8,345,872 shares of the Registrant's Common Stock were outstanding.

         Transitional Small Business Disclosure Format:
(Check One): Yes / / No /X/

                                HEALTHSTAR CORP.

              FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
Part I............................................................................................................1
   Item 1. Description of Business................................................................................1
   Item 2. Description of Property...............................................................................10
   Item 3. Legal Proceedings.....................................................................................10
   Item 4. Submission of Matters to a Vote of Security Holders...................................................11
Part II..........................................................................................................11
   Item 5. Market for Common Equity and Related Stockholder Matters..............................................11
   Item 6. Management's Discussion and Analysis or Plan of Operation.............................................12
   Item 7. Financial Statements..................................................................................17
   Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..................17
Part III.........................................................................................................17
   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
   Exchange Act..................................................................................................17
   Item 10. Executive Compensation...............................................................................19
   Item 11. Security Ownership of Certain Beneficial Owners and Management.......................................21
   Item 12. Transactions With Related Parties....................................................................22
   Item 13. Exhibits and Reports on Form 8-K.....................................................................23

Signatures

Consolidated Financial Statements

Exhibit Index

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

RECENT DEVELOPMENTS SINCE MARCH 31, 2001

ACQUISITION OF BLUESTONE CAPITAL CORP.

         Pursuant to a Plan and Agreement of Merger (the "Merger Agreement"), dated June 15, 2001, by and among the Company, BS Acquisition Corp., a New York Corporation and wholly owned subsidiary of the Company ("BS Acquisition"), BlueStone Capital Corp., a New York corporation ("BlueStone"), and certain principal shareholders of BlueStone, upon the satisfaction of the conditions set forth in the Merger Agreement, BS Acquisition merged with and into BlueStone and BlueStone became a wholly owned subsidiary of the Company.

         BlueStone is an NASD member investment banking and brokerage firm that since its inception in 1983 has managed over 90 public offerings and 20 private placements, which raised over $1 billion for emerging growth and middle market companies. The firm's brokerage clients consist primarily of high net worth individuals and institutional customers. BlueStone has offices in New York
City and Boca Raton and Vero Beach, Florida.

         In connection with the transaction, the Company issued 215,000 shares of Class A Convertible Preferred Stock ("Preferred Stock"), which will automatically convert into 21.5 million shares of Common Stock of the Company upon the amendment of the Company's Certificate of Incorporation to increase the authorized shares of Common Stock of the Company. The shares of Common Stock into which the shares of Preferred Stock are convertible would constitute 72% of the outstanding shares of Common Stock of the Company. The shares of Preferred Stock are entitled to distributions, if any, together with the Common Stock on an as converted basis and are entitled to vote together with the Common Stock as a class on an as converted basis. It is anticipated that this acquisition will be accounted for as a reverse merger with BlueStone being considered as the acquirer for accounting purposes.

ACQUISITION OF M2 LTD.

         On April 2, 2001, the Company acquired all of the issued and outstanding common stock of M2 Ltd. ("M2"), a privately held company, from M2's parent company, Salesmation.com, Inc. ("Salesmation") in a transaction accounted for as a purchase business combination. Founded in 1979, M2 provides language translation, product localization and globalization consulting services to international businesses. M2 is located in Montgomery Village, Maryland, a suburb of Washington D.C.

         This acquisition was made pursuant to a Share Exchange Agreement dated February 15, 2001, as amended on March 14, 2001, by and between, the Company, Salesmation and certain principal stockholders of M2. In this transaction, the Company issued 4.0 million shares of restricted common stock to Salesmation in exchange for 100% of the issued and outstanding common stock of M2. At the closing, the Company delivered 2.5 million shares to Salesmation and placed 1.5 million shares into escrow ("Escrow Shares") which will be released to Salesmation only upon the achievement by M2 of certain revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) targets. Specifically, in order for the Escrow Shares to be released to Salesmation, M2 must achieve both total revenue of $2.0 million and EBITDA of $88,000 for the six-month period beginning on April 2, 2001 and ending on September 30, 2001 ("Six-Month Targets"). In the event that the Six-Month Targets are not achieved, M2 must then achieve both total revenue of $4.5 million and EBITDA of $277,000 for the twelve-month period beginning on April 2, 2001 and ending on March 31, 2002 ("Twelve-Month Targets"), in order for the Escrow Shares to be released. In the event that the Twelve-Month targets are not achieved, the Escrow Shares will be forfeited by Salesmation and returned to the Company for cancellation. Voting rights with respect to all 4.0 million shares issued to Salesmation in connection with this transaction have been granted to the Company's Board of Directors, for as long as Salesmation owns the shares. The Company is under no contractual obligation to register any portion of the restricted shares issued to Salesmation in connection with the Company's acquisition of M2.

PREVIOUS DISPOSITIONS

SALE OF HEALTHSTAR, INC. TO BEYOND BENEFITS, INC.

         On April 28, 2000, the Company sold all of the issued and outstanding stock of its wholly-owned subsidiary HealthStar, Inc. ("HSI") to Beyond Benefits, Inc. ("Beyond Benefits"), a Long Beach, California based managed healthcare company. This sale was made pursuant to a Stock Purchase Agreement dated September 23, 1999, as amended, by and among the Company, HSI, and Beyond Benefits. The Company received $8,880,000 in cash at closing, of which approximately $1,325,000 was used to repay the entire amount outstanding under the Company's Credit Facility with Harris Trust and Savings Bank. The remaining proceeds from this sale were invested into a bank money market account. Upon the completion of this sale, the Company no longer had any revenue generating operations and its only source of cash was interest income generated from the investment of the net proceeds from this sale.

SALE OF NATIONAL HEALTH BENEFITS & CASUALTY CORP. TO CARLMONT CAPITAL GROUP,
INC.

         On December 30, 1999, the Company sold the assets of its wholly-owned subsidiary National Health Benefits & Casualty Corp. ("NHBC") to Carlmont Capital Group, Inc. ("Carlmont"), a privately held company based in Chula Vista, California. This sale was made pursuant to the terms of an Asset Purchase Agreement dated December 28, 1999, by and among the Company, NHBC and Carlmont. The Company received $1,500,000 in cash at closing and entered into an earnout agreement that may provide the Company with up to an additional $300,000 in cash, based on the actual cash flows of NHBC during the 18 month period after closing. At March 31, 2001, based on financial information provided by Carlmont, the Company believes that it is unlikely that it will receive any cash related to the earnout agreement.

PRIOR BUSINESS OF THE COMPANY

         Prior to the sale of HSI on April 28, 2000 and the sale of NHBC on December 30, 1999, the Company was a healthcare management company dedicated to controlling the costs, improving the quality and enhancing the delivery of healthcare services. The Company provided related products and services designed to reduce healthcare costs. The Company marketed and provided programs and services to insurance companies, self-insured businesses for their medical plans, health and welfare funds and third parties who administer employee medical plans. These programs and services assisted the Company's clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims. The Company also provided a wide array of medical cost containment services such as implementing and coordinating case management procedures, managing and reviewing the utilization of healthcare services, providing independent medical examinations and intervention in the early stages of medical care for the injured party, and comprehensive bill review, claims processing and medical repricing services.

         The Company assisted its customers in managing the increasing medical costs of group health plans, workers' compensation claims and automobile related injury claims through managed care techniques by providing access to a PPO (Preferred Provider Organization) network, as well as a variety of cost containment services such as utilization review, case management, bill review, claims processing and medical repricing. In addition, the Company provided bill negotiation for clients on medical claims from health care providers who do not participate in the Company's PPO networks. The Company also offered retrospective bill review, claims processing and medical repricing services for physician and hospital bills.

CURRENT BUSINESS OF THE COMPANY

BLUESTONE CAPITAL CORP.

         BlueStone provides financial services to a broad range of individual and institutional clients. The firm is a registered broker-dealer with the U.S. Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc. and is licensed to do business in nearly all states. Its principal activities include investment banking, securities brokerage and trading of equity securities. BlueStone's investment banking activities emphasize raising capital for emerging growth companies in a variety of industries, including technology and life sciences based companies, telecommunications companies, healthcare companies and companies in other industries believed by BlueStone to have significant growth potential.

         Through the efforts of BlueStone's approximately 56 retail and institutional brokers, BlueStone has created an extensive retail brokerage client base of approximately 10,000 active accounts, with assets under management exceeding $185 million. Additionally, the firm's institutional services group currently provides coverage to over 450 institutional accounts. BlueStone's principals have extensive experience in the investment banking and brokerage industries. In addition, BlueStone's principals have developed a comprehensive database of contacts with attorneys, accountants, venture capitalists, public relation firms, and private equity and regional investment banking firms.

         BlueStone specializes in the following areas:

       > INVESTMENT BANKING

         BlueStone's investment banking team has experience in negotiating, structuring, and executing over 100 transactions in a wide variety of industries. In addition to private and public financing, the firm provides advice to clients on the full spectrum of financial matters, including mergers and acquisitions, leveraged buyouts, divestitures, fairness opinions, strategic planning, corporate reorganization and recapitalizations, and business valuations. In addition, BlueStone offers comprehensive communications strategy and program implementation on all types of corporate governance and change of control issues.

         PRIVATE AND PUBLIC OFFERINGS. BlueStone provides investment banking services for emerging growth companies in need of capital to implement well-defined growth plans. BlueStone offers underwriting and placement experience, and due diligence procedures designed to maximize the chances of the immediate and continued success of the offering and the company.

         BlueStone's strategy has been to differentiate itself from its competition by bringing large investment banking expertise to the small capitalization market. Its primary business focus is to provide a full range of high quality investment banking services to small and emerging growth companies while developing long-term relationships with them. Clients of the firm are provided with the opportunity to take advantage of the diversified financial and operational experience of BlueStone's senior management team whose contacts have enabled them to establish valuable domestic and international relationships with members of the financial community. BlueStone will continue to focus on public offerings in the $10 to $40 million range and private placements in the $3 to $10 million range.

         BlueStone reviews business plans submitted by individuals, law firms, accountants, venture capitalists and other investment banking firms. Promising plans are researched by the firm's professional staff and meetings with management are held to determine the fit between the company under review and BlueStone. Due diligence reviews of the issuer candidate, its competitors and its industries are also conducted to assess the initial range for the proposed valuation and market price of the stock. If there is agreement, a letter of intent for a "best efforts" private placement or a firm commitment underwriting is executed outlining the terms upon which BlueStone and the client have agreed to proceed. BlueStone then prepares a comprehensive financial communication program and also markets the issue to the financial community, individual investors and institutions.

         The principals and officers of BlueStone have the technical ability to analyze and understand business plans for products and services in a wide variety of industries. With this ability and their extensive backgrounds, they are able to assess the scope of the private or public offering candidate's market and the potential extent of that market's interest in the candidate's products and services and to consummate the offering. After an offering, BlueStone continues to monitor the progress of the company through a customized financial communication program and, in the case of public companies, provides research and extensive market-making coverage to support its clients' long-term growth.

         BlueStone specializes in the private placement of debt and equity, including "bridge" financing, for emerging growth companies that demonstrate a potential for above average growth and profitability. The firm's global distribution network connects its investment banking team to the capital raising possibilities available in the private market.

         For private placement candidates, the raising of capital through a private placement of securities is an effective and timely alternative to a public offering. A company can consider such financing at an early stage in its development or as interim or "bridge" financing until a public offering can be completed. Private placements are offered by BlueStone to investors that can provide structurally sound and efficient funding for these companies, both domestically and internationally. Such investors typically include individuals that qualify as "accredited investors", money managers, pension and profit sharing plans, insurance companies and other financial institutions. BlueStone also assists its investment banking clients in structuring and negotiating private placement transactions directly with venture capital firms, financial institutions, major corporations and individuals.

         Typical fees earned by BlueStone from private placements are cash and equity or warrants in companies. Revenues generated from underwriting activities are derived principally from underwriting and management fees, commissions and expense allowances. Underwriting compensation may also include warrants to purchase common stock or other securities and financial consulting fees. The nature and extent of compensation that BlueStone receives as an underwriter is governed by the NASD's compensation guidelines.

         MERGERS AND ACQUISITIONS. BlueStone provides advisory services to small and medium-sized companies interested in mergers, acquisitions, and/or divestitures. Assistance is provided both in identifying and evaluating candidates for acquisition or divestiture as well as in developing an appropriate strategy. Once a strategy has been determined, BlueStone also offers advice on financial structuring and negotiating techniques and assists in the capital raising process when appropriate. In addition, the firm works with its clients' attorneys to develop and implement an effective communications strategy to announce and relay information concerning the transaction.

         BlueStone believes that significant opportunity for mergers and acquisitions exists in the small-cap market.

       > INSTITUTIONAL SERVICES

         BlueStone's institutional services department provides domestic and foreign investors timely investment ideas. BlueStone's research seeks out promising small and medium capitalization growth companies whose stock price, in the opinion of BlueStone, has not yet reflected their current and future prospects.

         The institutional services department has direct access to the exchanges and regularly handles large block transactions. The professionals that comprise this department have extensive backgrounds in trading, sales and research, and maintain close relationships with a clientele ranging from small growth funds to multi-billion dollar investment managers.

         The firm's experienced institutional sales force has developed long-term relationships with many large portfolio and money managers with special attention to technology and life sciences investors. The sales team is fully familiar with the facts and rationale behind each of the firm's investment recommendations.

         BlueStone believes that it distinguishes itself from its competition by providing an extensive distribution network usually reserved for larger corporations and by introducing traditional banking relationships, senior and mezzanine financing and equity funding opportunities to small and emerging growth companies in both the domestic and European markets.

       > RESEARCH

         BlueStone believes that the visibility of a company among diversified investors is a key component to market performance. The firm's research department is central to the firm's activities and provides comprehensive coverage of growth companies where the firm believes there is superior capital appreciation potential. The firm's research department often provides after-market analysis and issues periodic research reports on issuer clients. In addition, BlueStone's analysts focus on emerging growth stocks that may be overlooked by larger brokerage firms. BlueStone's research professionals focus on selected high-growth industries, including emerging technologies, software, healthcare, specialty manufacturing, e-commerce and specialty retailing.

         BlueStone's research department also seeks to attain superior returns for the firm's customers by making "buy/sell" decisions in anticipation of important events. They recommend appropriate investments through a systematic combination of long-term value and growth factors, and short-term earnings revisions. The firm's research analysts seek to identify undervalued stocks which are likely to benefit from good news, as well as overvalued stocks likely to suffer from bad news, positioning themselves appropriately.

         As a service to its investment banking and brokerage clients, BlueStone's research department maintains research coverage on companies following their public offerings. These research reports keep BlueStone's brokerage customers apprised of important near-term events and future prospects for the companies in which they may have invested.

       > SECURITIES BROKERAGE AND TRADING

         BlueStone provides full service brokerage capabilities to individual, corporate and institutional clients. BlueStone also engages in various securities trading activities as a principal. The Company acts as principal and agent in the execution of customers orders in the over the counter market, acts as a market maker for securities it underwrites, and acts as a market maker for other securities. The largest portion of the Company's commission revenue is derived from brokerage transactions in over-the-counter securities.

         The Company's retail account executives have developed a brokerage client base that focuses on investment opportunities for high net worth individuals who frequently engage in securities transactions. In addition, the firm's trading desk maintains principal markets in a select group of securities, which may include the common stock, bonds, warrants and units of the companies that are investment banking clients of the firm. BlueStone holds these securities positions in an attempt to realize investment and trading gains. Trading as a principal requires the commitment of capital and creates an opportunity for profit and risk of loss due to market fluctuations. Trading profits or losses depend upon, among other things: the skills of the firm's professionals engaged in trading and market making activities, the capital allocated to security positions, the financial condition and business prospects of particular issuers and general trends in the securities markets. The Company monitors risks through daily profit and loss statements and transaction reports.

       > CORPORATE ADVISORY SERVICES

         BlueStone believes it offers an effective approach to financial communications that provides clients experienced counsel through perception studies, quantitative shareholder analysis and sell side analysis.

         With the dual objectives of safeguarding and growing its institutional and retail clients' invested capital while reducing the cost of corporate clients capital by driving valuation, BlueStone's professional staff has assisted numerous clients in achieving their business objectives. In addition, BlueStone offers mergers and acquisitions communications counsel, initial and secondary public offering communications, corporate governance, proxy and strategy counsel.

M2 LTD.

OVERVIEW

         M2 provides language translation, product localization and globalization consulting services to businesses seeking to expand internationally. Founded in 1979, M2 started as a producer of multimedia industrial training programs for governments and industries in Latin America. M2's founders, Michael and Mercedes Pellet, continue to serve as executive officers of M2. Presently, M2 provides a full range of services which enables its clients to effectively adapt their products and services for deployment on a global basis. M2's clients include SABRE Worldwide Reservation Systems, Beckman-Coulter, DoubleClick, United Airlines and Marriott Hotels and Resorts.

         Language translation is the process of converting text from a source language into a target language or languages. Language translation is accomplished through the use of both language specialists and technologies such as language management software and internally developed electronic glossaries. Product localization and globalization is the process of adapting and customizing a product or service for use in a particular region, country or culture.

         M2 has 55 full-time employees and 9 part-time employees, and is organized into four distinct groups: language services, localization engineering services, media services and publishing services. Each group has the capability and expertise to provide specific services to M2's client base. M2 also employs project managers, which interface with the clients and organize each engagement. M2 markets its service offerings through a direct sales force and has a team of in-house account executives that handle existing client relationships.

         M2's language services group consists of a staff of 18 language specialists covering 10 core languages. M2 also has relationships with over 2,100 independent translators covering 60 different languages. Through its localization engineering services group, M2 has the capability to create multiple language versions of its clients software, Internet websites, internal networks and proprietary databases. Through its media services group, M2 maintains an in-house staff of audio/video specialists, which can produce, in any language, a variety of programs such as radio and TV advertisements, multimedia presentations, and complete video programs. M2 also has a state of the art digital production studio and editing facility. The publishing services group produces a variety of brochures, product manuals, employee handbooks, training manuals and other types of printed materials in various languages.

         M2 competes in the language translation, product localization and globalization consulting services industry. This industry is highly fragmented and there are many competitors. There are few barriers to prevent companies from entering this industry and competing with M2. M2's competitors include other translation and localization companies such as Berlitz International, Lionbridge Technologies, Bowne & Co., Lernout and Hauspie, SDL, eTranslate and AlpNet. In addition, M2 also competes with many smaller, independent translation companies whose services overlap with M2's offerings. Future competitors may include current clients such as Internet consulting firms that currently procure translation, localization and globalization services from M2. These companies may decide to offer these services in-house. Many of these companies have greater resources than M2 and there can be no assurances that M2 will be able to compete effectively in the future.

         In connection with the BlueStone transaction, the Board of Directors of the Company has determined that it would be in the best interests of the Company to concentrate its efforts in the area of financial services and has identified M2 as an asset to be disposed of.

EMPLOYEES

         As of March 31, 2001, the Company had 2 full-time employees. As a result of the Company's acquisition of M2 and BlueStone, as of July 13, 2001 the Company and its subsidiaries have 181 full-time employees, including 2 full-time employees of the Company involved in administration, 124 full-time employees of BlueStone and 55 full-time employees of M2. In addition, BlueStone employs 2 persons and M2 employs 9 persons on a part-time basis.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

BLUESTONE FACTORS

         o BlueStone is not currently profitable. There can be no assurance that BlueStone will achieve profitability in the near future and additional losses will reduce the Company's cash position.

         o The securities business is subject to numerous risks, including the incurrence of losses from underwriting and trading activities, customer inability to satisfy commitments (such as margin obligations), customer fraud, employee misconduct and errors, stringent regulations and litigation.

         o BlueStone will be directly affected by national and international economic and political conditions generally and in particular those affecting the markets for securities, such as recession, inflation, the level of interest rates, discretionary income available for investment and availability of credit, any or all of which, particularly in volatile or illiquid markets, have a significant impact on BlueStone's operations and exacerbates the risks inherent in BlueStone's business.

         o Reduced trading volume and prices, as has been experienced recently, generally result in lower commission and investment banking revenue and could result in substantial losses from declines in the market value of securities held in trading and underwriting positions. Moreover, unfavorable conditions and unpredictable adverse conditions in the securities markets, such as sudden declines in the market value of securities and the failure of issuers, customers and other dealers to perform their obligations, often result in losses, which could be substantial.

         o BlueStone's underwriting, market making and securities trading activities involve the purchase, sale or short sale of securities as a principal. Trading as a principal requires commitments of capital and will subject BlueStone to a high degree of risk in the event of market fluctuations or lack of liquidity in the markets for securities, which could adversely affect BlueStone's ability to resell securities purchased or to purchase securities sold at anticipated price levels.

         o Federal securities laws, other laws and court decisions with respect to underwriter's liabilities and limitations on the indemnification of underwriters by issuers subject underwriters to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications and with respect to securities filings.

         o The securities business is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations such as the NASD. Among other things, these regulatory authorities impose restrictions on sales methods, trade practices, use and safekeeping of customer funds and securities, recordkeeping and the conduct of principles and employees and will perform periodic inspections of BlueStone's operations. This regulatory framework will impose significant compliance burdens and risks on BlueStone. The SEC has adopted stringent rules with respect to net capital requirements applicable to the operation of securities firms, compliance with which could limit the operations of BlueStone that require the intensive use of capital, such as underwriting and trading activities. Any significant operating loss or charge against net capital would have a material adverse effect on BlueStone.

         o The securities industry is characterized by intense competition. BlueStone faces competition in all aspects of its business and will compete directly with numerous other securities firms, a significant number of which offer their customers a broader range of financial services, have substantially greater financial, personnel, marketing, research and other resources, and have established reputations relating to product offerings and customer service.

         o From time to time BlueStone is involved in litigation incident to its brokerage business. No assurance can be given that such litigation in which BlueStone is currently involved or future litigation will not have a material adverse effect on BlueStone. Moreover, the costs of such litigation could be substantial.

         o BlueStone is dependent upon the abilities of certain individuals, including William G. Walters, Matthew A. Gohd and Joseph W. McSherry, the loss of any of which could have a material adverse affect on the business of BlueStone.

M2 FACTORS

         o M2 had negative working capital and other indebtedness at the time it was acquired by the Company. The Company has funded the repayment of certain M2 indebtedness and has advanced additional working capital to M2 since the date of the acquisition. This has reduced the amount of available cash that the Company had at March 31, 2001. There can be no assurance that M2 will generate positive working capital in the near future, or ever, and to the extent that the Company continues to fund the working capital needs of M2, the Company's cash position will be reduced.

         o M2 has had a history of losses and is not currently profitable. There can be no assurance that M2 will achieve profitability in the near future, or ever, and additional losses will further reduce the Company's cash position.

         o M2 is highly dependent on the level of spending by technology and Internet companies. Many of these companies have been negatively affected by the recent economic slowdown. A continuation of the downturn in the economy could have the effect of causing M2's clients to cancel or postpone projects. This could have a material adverse effect on the level of future revenues of M2.

         o M2 generally does not enter into long-term service agreements with its clients, which makes forecasting future revenue difficult.

         o M2's future success depends, in significant part, on its ability to attract, hire and retain management and other personnel with the managerial, marketing and technical skills that are required to compete in the translation, localization and globalization services industry. Competition for personnel is intense, and there are a limited number of persons with knowledge of, and experience in, the industry in which M2 competes. If the Company fails to timely identify, recruit and hire qualified personnel, it may be unable to compete effectively.


ITEM 2. DESCRIPTION OF PROPERTY

         Pursuant to a sublease between the Company and American Financial Group, Inc., the Company leased approximately 3,000 square feet from American Financial Group in Aventura, Florida for its principal executive offices. This sublease expired on March 31, 2001 and was not renewed. M2 leases approximately 9,000 square feet of office space in Montgomery Village, Maryland, a suburb of Washington D.C.

         BlueStone leases approximately 35,000 square feet of space at 650 Fifth Avenue, New York, New York, for its corporate headquarters, pursuant to a lease which expires on December 31, 2004, for an annual rate of approximately $1.3 million, subject to escalation. In addition, the firm leases branch offices in Vero Beach and Boca Raton, Florida.

         The Company believes that its present facilities are adequate for its current and currently projected needs.

ITEM 3. LEGAL PROCEEDINGS

         The Company was a party to THOMAS H. STATEMAN V. HEALTHSTAR CORP. (Circuit Court of Cook County, Illinois (Chancery Division, Case No. 98 CH 16824)), filed on December 4, 1998. Mr. Stateman claimed a purported breach by the Company of the Stock Purchase Agreement dated December 15, 1997 (the "SPA") pursuant to which he sold the stock of HealthStar, Inc. owned by him to the Company. Section 2.2 of the SPA delineated the consideration to be paid under the SPA, and also provided for a purchase price adjustment, upwards or downwards, by the "Adjustment Amount" as defined in the SPA. Section 2.2(a) of the SPA specified the procedures for determining the Adjustment Amount. In his Complaint, Mr. Stateman sought a declaration that the "Adjustment Procedure", as also defined in the SPA, be performed by PricewaterhouseCoopers. Mr. Stateman sought damages of up to $900,000 pursuant to the Adjustment Procedure.

         On September 15, 2000, the parties settled the lawsuit under certain terms, including the plaintiff waiving his right to collect principal and interest under the subordinated promissory note that the Company issued to him in connection with the SPA. In return, the Company authorized the release to the plaintiff of certain amounts, including interest, held in escrow under the terms of the SPA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the OTC Bulletin Board under the symbol "PPOS.OB." On July 13, 2001, the last sale price for the Company's common stock was $2.00 as quoted on the OTC Bulletin Board.

         The following table sets forth the approximate high and low closing sales prices per share as reported by the OTC Bulletin Board market for the Company's common stock for the calendar periods indicated. The quotations do not reflect retail markups, markdowns or commissions and may not reflect actual transactions.

FISCAL QUARTER                                       HIGH         LOW
--------------                                       ----         ---
Quarter Ended June 30, 1999                          $ 7.72      $3.31
Quarter Ended September 30, 1999                     $12.63      $3.88
Quarter Ended December 31, 1999                      $ 7.13      $1.69
Quarter Ended March 31, 2000                         $ 4.25      $2.56

Quarter Ended June 30, 2000                          $ 3.50      $1.69
Quarter Ended September 30, 2000                     $ 3.25      $2.03
Quarter Ended December 31, 2000                      $ 3.06      $1.00
Quarter Ended March 31, 2001                         $ 1.19      $0.69

         There were approximately 730 stockholders of record of the Company's common stock as of June 29, 2001.

         The Company has neither declared nor paid any cash dividends to date.

         In February, 2001, the Company granted two consultants and a law firm options to purchase an aggregate of 405,000 shares of Common Stock with an average exercise price of $1.08 in consideration for services provided during the year. The options were granted in private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         Certain information included in this report on Form 10-KSB that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, history of losses, uncertainty of the effect of integrating recently acquired businesses into the Company, the possible need to obtain additional financing, risks involved in extensive government regulation, competition and other risks detailed in "Item 1 - Description of Business -Factors That May Affect Future Operating Results and Financial Condition" and elsewhere in the Company's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

         Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the audited financial statements and footnotes for the year ended March 31, 2001 contained herein and for the year ended March 31, 2000 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on June 29, 2000.

RECENT DEVELOPMENTS SINCE MARCH 31, 2001

ACQUISITION OF BLUESTONE CAPITAL CORP.

         Pursuant to a Merger Agreement, dated June 15, 2001, by and among the Company, BS Acquisition, BlueStone and certain principal shareholders of BlueStone, upon the satisfaction of the conditions set forth in the Merger Agreement, BS Acquisition merged with and into BlueStone and BlueStone became a wholly owned subsidiary of the Company. In connection with the transaction, the Company issued 215,000 shares of Preferred Stock which will automatically convert into 21.5 million shares of Common Stock of the Company upon the amendment of the Company's Certificate of Incorporation to increase the authorized shares of Common Stock of the Company. The shares of Preferred Stock are entitled to distributions, if any, together with the Common Stock on an as converted basis and are entitled to vote together with the Common Stock as a class on an as converted basis. It is anticipated that this acquisition will be accounted for as a reverse merger with BlueStone being considered as the acquirer for accounting purposes.

ACQUISITION OF M2 LTD.

         On April 2, 2001, the Company acquired all of the issued and outstanding common stock of M2 Ltd. ("M2"), a privately held company, from M2's parent company, Salesmation.com, Inc. ("Salesmation") in a transaction accounted for as a purchase business combination. Founded in 1979, M2 provides language translation, product localization and globalization consulting services to international businesses. M2 is located in Montgomery Village, Maryland, a suburb of Washington D.C.

         This acquisition was made pursuant to a Share Exchange Agreement dated February 15, 2001, as amended on March 14, 2001, by and between, the Company, Salesmation and the key principals of M2. In this transaction, the Company issued 4.0 million shares of restricted common stock to Salesmation in exchange for 100% of the issued and outstanding common stock of M2. At the closing, the Company delivered 2.5 million shares to Salesmation and placed
1.5 million shares into escrow ("Escrow Shares") which will be released to Salesmation pending the achievement by M2 of certain revenue and EBITDA targets. Specifically, in order for the Escrow Shares to be released, M2 must achieve both total revenue of $2.0 million and EBITDA of $88,000 for the six-month period beginning on April 2, 2001 and ending on September 30, 2001 ("Six-Month Targets"). In the event that the Six-Month Targets are not achieved, M2 must then achieve both total revenue of $4.5 million and EBITDA of $277,000 for the twelve-month period beginning on April 2, 2001 and ending on March 31, 2002 ("Twelve-Month Targets"), in order for the Escrow Shares to be released. In the event that the Twelve-Month Targets are not achieved, the Escrow Shares will be forfeited by Salesmation and returned to the Company for cancellation. Voting rights with respect to all 4.0 million shares issued to Salesmation in connection with this transaction have been granted to the Company's Board of Directors, for as long as Salesmation owns the shares. The Company is under no contractual obligation to register any portion of the restricted shares issued to Salesmation in connection with the Company's acquisition of M2.

PREVIOUS DISPOSITIONS

SALE OF HEALTHSTAR, INC. TO BEYOND BENEFITS, INC.

         On April 28, 2000, the Company sold all of the issued and outstanding stock of its wholly-owned subsidiary HealthStar, Inc. ("HSI") to Beyond Benefits, Inc., a Long Beach, California based managed healthcare company. This sale was made pursuant to a Stock Purchase Agreement dated September 23, 1999, as amended, by and among the Company, HSI, and Beyond Benefits, Inc. The Company received $8,880,000 in cash at closing, of which approximately $1,325,000 was used to repay the entire amount outstanding under the Company's Credit Facility with Harris Trust and Savings Bank.

SALE OF NATIONAL HEALTH BENEFITS & CASUALTY CORP. TO CARLMONT CAPITAL GROUP,
INC.

         On December 30, 1999, the Company sold the assets of its wholly-owned subsidiary National Health Benefits & Casualty Corp. ("NHBC") to Carlmont Capital Group, Inc. ("Carlmont"), a privately held company based in Chula Vista, California. This sale was made pursuant to the terms of an Asset Purchase Agreement dated December 28, 1999, by and among the Company, NHBC and Carlmont. The Company received $1,500,000 in cash at closing and entered into an earnout agreement that may provide the Company with up to an additional $300,000 in cash, based on the actual cash flows of NHBC during the 18 month period after closing. At March 31, 2001, based on financial information provided by Carlmont, the Company believes that it is unlikely that it will receive any cash related to the earnout agreement.

RESULTS OF OPERATIONS

         As a result of the completion of the sale of HSI to Beyond Benefits on April 28, 2000 and the completion of the sale of the assets of NHBC to Carlmont on December 30, 1999, the Company is no longer engaged in the managed healthcare business. From April 28, 2000 to March 31, 2001, the Company did not have any revenue generating operations. It should be noted that the operating results for the twelve months ended March 31, 2000, include the operating results for HSI for the full twelve-month period and the operating results for NHBC for the nine-month period that it was owned by the Company.

TWELVE MONTHS ENDED MARCH 31, 2001 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
2000

REVENUE

         Prior to the sale of its two wholly owned subsidiaries, HSI and NHBC, the Company derived the majority of its revenue from fees paid by its customers for access to the Company's PPO (Preferred Provider Organization) network of contracted healthcare providers. Total revenue for the twelve months ended March 31, 2001 was $943,650 versus $12,979,660 for the twelve months ended March 31, 2000.

OPERATING EXPENSES

         Prior to the sales of HSI and NHBC, cost of services included the cost of outsourcing the medical case management and utilization review functions, commissions paid to outside brokers, fees paid to other PPO networks for access to healthcare providers which were not directly contracted with the Company, the cost of electronic claims processing and the cost of printing provider directories. Cost of services for the twelve months ended March 31, 2001 was $74,813 versus $1,795,047 for the twelve months ended March 31, 2000.

         Salaries and wages include all employee compensation, bonuses, payroll taxes, health insurance and other employee benefits. Salaries and wages were $1,227,832 for the twelve months ended March 31, 2001 versus $7,319,042 for the twelve months ended March 31, 2000.

         General and administrative expenses include all other operating expenses, such as telecommunications, office supplies, postage, travel and entertainment, professional fees, bad debt expense, insurance, rent and utilities. General and administrative expenses were $1,531,359 for the twelve months ended March 31, 2001 versus $3,843,487 for the comparable period last year. In the current year, approximately $900,000 was related to professional fees, including legal, accounting, consulting and investment banking fees related to the Company's investigation of possible acquisition candidates.

         Depreciation and amortization was $59,315 for the twelve months ended March 31, 2001 versus $1,220,102 for the twelve months ended March 31, 2000. The overall decrease in depreciation and amortization expense was primarily due to a decrease in fixed assets and goodwill as a result of the sales of HealthStar and NHBC.

NON-OPERATING INCOME (EXPENSE)

         Interest income for the twelve months ended March 31, 2001 was $311,270. Interest income was generated from the investment of the net proceeds from the sale of HealthStar into a money market account. The Company did not have any interest income in the comparable period last year.

         Interest expense was $10,305 for the twelve months ended March 31, 2001. This amount represents the interest paid to Harris Bank for the month of April 2000, prior to the repayment of the remaining $1,325,000 owed to Harris Bank. Interest expense for the twelve months ended March 31, 2000 was $292,396.

         The Company recorded a pretax loss of $93,105 on the sale of HSI during the current twelve-month period. During the twelve-month period ended March 31, 2000, the Company recorded a pretax gain of $1,097,147 as a result of the December 30, 1999 sale of the assets of NHBC to Carlmont Capital Group, Inc. The Company also recorded a pretax gain of $114,538 on the sale of its vision program and a pretax loss of $222,453 related to the disposition of equipment during the twelve months ended March 31, 2000.

         The Company was involved in litigation asserted by the previous owner (the "plaintiff") of HSI. In this litigation, the plaintiff filed a complaint for breach of contract on December 4, 1998 seeking damages. On September 15, 2000, the parties settled the lawsuit under certain terms, including plaintiff waiving his right to collect principal and interest under the subordinated promissory note that the Company issued to him in connection with the acquisition of HSI. In return, the Company authorized the release to the plaintiff of certain moneys and interest held in escrow under the terms of a stock purchase agreement entered into in connection with the acquisition of HSI. The settlement resulted in an extraordinary gain, net of related income tax effects, of $200,000 resulting from the cancellation of the subordinated promissory note. Additionally, a pre-tax non-operating gain of $81,714 was recognized as a result of the waiver of accrued interest on the subordinated note as well as reimbursement of certain professional fees from the plaintiff.

         The acquisition of HSI in fiscal 1998 resulted in allocating a substantial portion of the purchase price to goodwill. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", management evaluates the recoverability of long-lived assets, including goodwill. During the twelve months ended March 31, 2000, the Company adjusted the carrying value of HSI's goodwill to an estimated fair value of $6,219,736, resulting in a non-cash impairment charge of $1,996,824.

INCOME TAX EXPENSE

         Income tax expense, which consists primarily of minimum state tax provisions in certain states in which the Company conducts its business, was $8,002 for the twelve months ended March 31, 2001 versus $23,400 for the comparable period last year. The decrease in income tax expense is primarily due to the effect of the sales of HSI and NHBC and a corresponding decrease in the number of states in which the Company conducts its business.

NET LOSS

         The Company had a net loss $1,468,097 for the twelve months ended March 31, 2001 versus a net loss of $2,521,406 for the twelve months ended March 31, 2000. Components of the net loss in the current year are net interest income of $300,965, a net loss from the operations of HealthStar of $173,747, the loss on the sale of HealthStar of $93,105, corporate overhead expenses of $1,783,924 (primarily related to salaries and wages, professional fees, including legal, accounting, consulting and investment banking fees related to the Company's investigation of possible acquisition candidates, other general overhead items such as travel and insurance, and depreciation and amortization), and the extraordinary gain and non-operating gain totaling $281,714 resulting from the cancellation of the subordinated promissory note and related accrued interest and the reimbursement of certain professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company had cash and cash equivalents of $5,722,090 and working capital of $5,531,916. The Company had no debt except for normal trade accounts payable. During the fiscal year ended March 31, 2001, the Company invested its cash primarily in interest bearing, bank money market accounts, which yielded approximately 4.0 to 4.5%.

         On May 18, 2001, the Company and BlueStone entered into a Subordinated Loan Agreement ("BlueStone Note") whereby the Company lent BlueStone the principal amount of $1,000,000. The BlueStone Note bears interest at the rate of 10% per annum, and is due and payable in full on May 31, 2002. The Company expects to utilize additional cash for the payment of legal, accounting and investment banking fees, in connection with its acquisition of BlueStone and for general working capital purposes. The Company made a capital contribution of $450,000 to BlueStone on June 28, 2001.

         The Company has advanced approximately $800,000 to M2 since its acquisition of M2 on April 2, 2001. M2 utilized this cash for capital expenditures such as additional computer hardware and software, the repayment of certain outstanding indebtedness of M2, and for general working capital purposes. There can be no assurance that M2 will generate positive working capital in the near future, or ever, and to the extent that the Company continues to fund the working capital needs of M2, the Company's cash position will be reduced.

         During the fiscal year ended March 31, 2001, the Company utilized its cash for the payment of salaries and wages, travel, insurance, and other general corporate overhead items. The Company also utilized its cash to execute its plan to acquire a business or businesses. These costs included the compensation of consultants, attorneys and other professionals whose services were required in connection with evaluating proposed transactions. The Company also incurred transaction costs of approximately $200,000 in order to effect the acquisition of M2 Ltd.

         On December 30, 1999, the Company sold the assets of its wholly-owned subsidiary National Health Benefits & Casualty Corporation ("NHBC") to Carlmont Capital Group, Inc. ("Carlmont"), a privately held company based in Chula Vista, California. This sale was made pursuant to the terms of an Asset Purchase Agreement dated December 28, 1999, by and among the Company, NHBC and Carlmont. The Company received $1,500,000 in cash at closing and entered into an earnout agreement that may provide the Company with up to an additional $300,000 in cash, based on the actual cash flows of NHBC during the 18 month period after closing. At March 31, 2001, based on financial information provided by Carlmont Capital Group, Inc., the Company believes it is unlikely it will receive any cash related to the earn-out agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. The adoption of SAB No. 101 in fiscal 2001 did not have a material impact on the Company's financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 for certain issues relating to stock compensation such as criteria for determining when a plan is non-compensatory, the accounting consequences of modifications to the terms of a fixed award, and the accounting for stock compensation related to business combinations, among others, and was effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements attached to this Report on Form 10-KSB as pages F-1 to F-16 are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information as of July 13, 2001, regarding the Directors and Executive Officers of the Company:

NAME                                       AGE                                POSITION
----                                       ---                                --------
Edward M. Chism                             61                         Chairman of the Board
Zirk Engelbrecht                            44            President, Chief Executive Officer and Director
William G. Walters                          63                                Director
Matthew A. Gohd                             45                                Director
Joseph W. McSherry                          43                                Director
Steven A. Marcus                            41               Vice President and Chief Financial Officer

         EDWARD M. CHISM has been Chairman of the Board since July 1999. Mr. Chism also served as President and Chief Executive Officer of the Company from November 12, 1999 to April 2, 2001. Mr. Chism is a principal and the President and Chief Executive Officer of American Financial Group, Inc., a capital management company based in Aventura, Florida ("AFG"). Mr. Chism has held that position since 1993.

         ZIRK ENGELBRECHT was appointed President, Chief Executive Officer and a Director of the Company on April 2, 2001. Mr. Engelbrecht served as a consultant to the Company from February 11, 2000 until April 2, 2001.
Mr. Engelbrecht was the President of InfoPlan, Inc., a private investment firm based in Hunt Valley, Maryland. Mr. Engelbrecht held that position since 1995.

         WILLIAM G. WALTERS was elected as a Director of the Company on June 28, 2001. Mr. Walters is Co-Chairman of BlueStone and the firm's founder. Mr. Walters has been active in investment banking and corporate finance for over thirty years. He has served as Chairman of the firm since its inception as Whale Securities in 1983. Mr. Walters was the Director of Corporate Finance at Evans & Co. from 1975 to 1983. He founded Walters, Yeckes & Gallant, a New York Stock Exchange member firm that was active in underwriting and investment banking. Mr. Walters is on the Board of Trustees of Marymount Manhattan College. He has a B.S. in Economics from The Wharton School, University of Pennsylvania.

         MATTHEW A. GOHD was elected as a Director of the Company on June 28, 2001. Mr. Gohd is Co-Chairman and Chief Investment Officer of BlueStone. He co-chairs the investment banking division. He joined the firm in 1989 as a Senior Vice President. Prior to that Mr. Gohd was Senior Vice President and a principle of Gilford Securities Incorporated, which he joined in 1984, focusing on short sale research for institutional investors. Mr. Gohd was a founding board member of the Starlight Foundation of New York which grants wishes for terminally and chronically ill children.

         JOSEPH W. McSHERRY was elected as a Director of the Company on June 28, 2001. Mr. McSherry is Chief Operating Officer of BlueStone, with responsibility for sales and operations. Mr. McSherry joined the firm in 1994 as Chief Financial Officer. Prior to joining the firm, Mr. McSherry was Chief Financial Officer for an investment and merchant banking group. He was responsible for merger and acquisition activity, debt financing, and secondary financing. Mr. McSherry has been actively involved in the financial services industry since 1980. He has held positions at Credit Suisse First Boston, PricewaterhouseCoopers and Brown Brothers Harriman. He is a Certified Public Accountant and is a member of the AICPA.

         STEVEN A. MARCUS joined the Company in August 1999 as Vice President, Chief Financial Officer and Secretary. Prior to that, Mr. Marcus was President of Marcus Financial, Inc., a financial consulting firm based in Scottsdale, Arizona. Mr. Marcus held that position since 1989. Mr. Marcus was also the President of the Company's former subsidiary, HealthStar, Inc. from February 24, 2000 until April 28, 2000.

CHANGES IN THE BOARD OF DIRECTORS

         As provided in the Merger Agreement relating to the acquisition of BlueStone, on June 28, 2001, Dr. Michael Flax, David Lewis, Isidor Buholzer, Michael Pellet, and Andre-Paul Pellet resigned as directors of HealthStar. William G. Walters, Matthew A. Gohd and Joseph W. McSherry, officers and directors of BlueStone, were elected as directors of HealthStar for terms expiring in 2003, 2003 and 2002, respectively. Pursuant to the Merger Agreement, a designee of Messrs. Zirk Engelbrecht and Edward Chism, directors of HealthStar, will be elected director for a term expiring in 2001 and a designee of Messrs. Walters, Gohd and McSherry will be elected director for a term expiring in 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that Messrs. Chism, Buholzer, Flax and Lewis did not file their Form 3 disclosure statements within the period of time required for such filings. However, these individuals have since filed all required reports.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation paid for all services rendered to the Company in all capacities during the last three completed fiscal years by the Company's Chief Executive Officer and certain executive officers of the Company (the "Named Officers"). No other executive officers of the Company received compensation in excess of $100,000 during the fiscal year ended March 31, 2001.


                        SUMMARY OF EXECUTIVE COMPENSATION

                                                                                      ALL OTHER
NAME AND POSITION                     YEAR          SALARY           BONUS           COMPENSATION (1)
-----------------                     ----          ------           -----           ----------------
Edward M. Chism(2)                    2001           $79,800         $166,300                      $0
Chairman of the Board,                2000            42,862                0                   1,200
President and Chief                   1999                 0                0                       0
Executive Officer

Steven A. Marcus                      2001            82,967          150,000                       0
Vice President,                       2000            85,975                0                   1,200
Chief Financial Officer               1999                 0                0                       0

(1) The Company provides health insurance benefits for all full time employees, including its officers. The Company's officers do not receive additional compensation for serving as Directors of the Company.

(2) Mr. Chism resigned as President and Chief Executive Officer of the Company on April 2, 2001.

         The following table provides information concerning stock options granted to the Named Officers during the fiscal year ended March 31, 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                  PERCENT OF
                            NUMBER OF             TOTAL OPTIONS
                            SECURITIES            GRANTED TO
                            UNDERLYING            EMPLOYEES IN        EXERCISE PRICE     EXPIRATION
NAME                        OPTIONS GRANTED       FISCAL YEAR          ($ PER SHARE)        DATE
----                        ---------------       -----------          -------------        ----
Edward M. Chism                   114,000 (1)             100.0%                $1.08        02/06/06
Steven A. Marcus                        0                    N/A                  N/A             N/A

(1) The options granted to Mr. Chism on February 6, 2001, were granted under the 1998 Stock Option Plan. These options have a five-year term and vested immediately on the date of issuance.

         Effective August 18, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan allows incentive stock options ("ISO's") to be granted to employees only, while non-qualified stock options ("NSO's") may be granted to the Company's directors and key personnel and to providers of various services to the Company. Additionally, effective February 6, 2001, the Board of Directors adopted the 2001 Stock Option Plan and the 2001 Employee Stock Incentive Plan (the "2001 Plans"). The 2001 Plans allow ISO's to be granted to employees, including directors and officers who are key employees of the Company, and for NSO's to be granted to employees as well as consultants and directors who are not employees of the Company. The exercise price for the options is determined by the Compensation Committee of the Board of Directors and can be no less than 100 percent of the market price of the Company's Common Stock on the date of the option grant. Both ISO's and NSO's may generally be exercised within ten years from the date of grant and generally vest in zero to three years. The Company has reserved 500,000 and 1,405,000 shares of common stock for grants under the 1998 Plan and the 2001 Plans, respectively. The 1998 Plan and the 2001 Plans are administered by the Compensation Committee, which establishes the awards, vesting requirements and expiration dates of options granted.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

         The following table sets forth information concerning options exercised during the fiscal year ended March 31, 2001 by the Named Officers and the value of in-the-money options held by the Named Officers on March 31, 2001.

                                                          NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                             OPTIONS HELD AT             IN-THE-MONEY OPTIONS AT
                             NUMBER                           MARCH 31, 2001              MARCH 31, 2001 ($)(1)
                           OF SHARES
                          ACQUIRED ON       VALUE
NAME                        EXERCISE     REALIZED($)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                        --------     -----------    -----------     -------------    -----------    -------------
Edward M. Chism                     0             0        139,000             25,000             0               0
Steven A. Marcus                    0             0         15,000             15,000             0               0

(1) Based on the closing sales price of $0.91 of the underlying common stock as of March 30, 2001.

EMPLOYMENT AGREEMENTS

         On April 2, 2001, the Company entered into an agreement with Zirk Engelbrecht pursuant to which Mr. Engelbrecht serves as President and Chief Executive Officer of the Company for a term of three years at a salary of $120,000 per year.

         On April 2, 2001, the Company entered into an agreement with Edward Chism pursuant to which Mr. Chism serves as Chairman of the Board for three years at an annual salary of $84,000 and pursuant to which Mr. Chism was paid a one-time bonus of $30,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 13, 2001, the beneficial ownership of shares of Common Stock of the Company by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting stock, (ii) each Named Officer, (iii) each Director of the Company, and (iv) all Directors and Named Officers as a group. Except as otherwise indicated, to the knowledge of the Company, each shareholder listed possesses sole voting and investment power with respect to the shares indicated as being beneficially owned.

                                                          SHARES                 PERCENTAGE      PERCENTAGE OF TOTAL
NAME AND ADDRESS (1)                       CLASS          BENEFICIALLY OWNED     OF CLASS (2)    VOTING POWER (3)
--------------------                       -----          ------------------     ------------    ----------------
Salesmation.com, Inc. (4)                  Common                  4,000,000           47.9%                 13.4%
                                           Preferred                       0              --
First International Bank & Trust Ltd.      Common                          0              --                  8.7%
42 Kennedy Avenue                          Preferred                  25,833           12.0%
Roseau, Commonwealth of Dominica
West Indies

Nekavim Investors                          Common                          0              --                  8.4%
Kappeli Street 6                           Preferred                  25,000           11.6%
8002 Zurich, Switzerland

Edward M. Chism (5)                        Common                    493,166            5.8%                  1.6%
                                           Preferred                       0              --
Zirk Engelbrecht (6)(7)                    Common                    295,000            3.5%                     *
                                           Preferred                       0              --
William G. Walters (7)                     Common                          0              --                 22.6%
                                           Preferred                  67,424           31.4%
Matthew A. Gohd (7)                        Common                          0              --                 21.6%
                                           Preferred                  64,582           30.0%
Joseph W. McSherry                         Common                          0              --                  2.2%
                                           Preferred                   6,458            3.0%
Steven A. Marcus (8)                       Common                     30,000               *                     *
                                           Preferred                       0              --
All Named Officers and directors as a      Common                    818,166            9.4%                 48.5%
group (six persons) (5)(6)(7)(8)           Preferred                 138,464           64.4%

*        Indicates less than one percent (1.0%).

(1)      Except as otherwise noted, the mailing address of each beneficial owner is:
         c/o HealthStar Corp.
         650 Fifth Avenue, Sixth Floor
         New York, New York  10019

(2) The percentages shown include the shares of Common Stock actually owned as of July 13, 2001 and the shares of Common Stock that the person or group had the right to acquire within 60 days of such date. In calculating the percentage ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of July 13, 2001 upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

(3) The shares of the Company's Series A Convertible Preferred Stock vote together with the shares of Common Stock as a class on an as converted (100 shares of Common Stock for each share of Series A Convertible Preferred Stock) basis.

(4) Voting rights with respect to all 4 million shares issued to Salesmation in connection with the Company's April 2, 2001 acquisition of M2 from Salesmation have been granted to the Company's Board of Directors, for as long as Salesmation owns the shares.

(5) Includes 329,166 shares beneficially owned by Forward Looking Technologies, Ltd. Forward Looking Technologies Ltd.'s principal place of business is 50 Shirley Street, Second Floor, Nassau, Bahamas. Mr. Chism has the sole power to vote these shares. Also includes options to acquire a total of 114,000 shares at $1.08 per share, 25,000 shares at $4.00 per share and 25,000 shares at $6.00 per share.

(6) Includes options to acquire 140,000 shares at $1.08, 15,000 shares at $4.00 and 15,000 shares at $6.00.

(7) Does not include shares of common stock or preferred stock over which Messrs. Engelbrecht, Walters and Gohd have shared voting power by virtue of certain proxies delivered to Messrs. Engelbrecht, Walters and Gohd, acting by majority, to amend the certificate of incorporation of the Company to increase the number of authorized shares of Common Stock to 100,000,000, to change the name of the Company to BlueStone Holding Corp. or other name proposed by the board of directors, and to permit action by written consent in lieu of meeting of the stockholders. Messrs. Engelbrecht, Walters and Gohd disclaim beneficial ownership of such shares.

(8) Includes options to acquire 15,000 shares at $4.00 and 15,000 shares at $6.00.

ITEM 12. TRANSACTIONS WITH RELATED PARTIES

         Prior to his election as an officer and director of the Company, Zirk Engelbrecht entered into a Consulting Agreement with the Company dated as of February 11, 2000 (the "2000 Consulting Agreement"), pursuant to which he provided consulting services in connection with the sale of HSI (which primarily involved assisting in negotiations with Beyond Benefits for the sale of HSI) and such other matters as requested by the Company. Under the 2000 Consulting Agreement, the Company paid Mr. Engelbrecht compensation for his services in the sum of $1,000.00 per week for the term of the Agreement and reimbursed him for expenses incurred in connection with the performance of his services under the 2000 Consulting Agreement. The 2000 Consulting Agreement terminated upon the sale of HSI on April 28, 2000. At the time the 2000 Consulting Agreement was entered into, Mr. Engelbrecht was President of InfoPlan Inc. ("InfoPlan"). According to an amendment dated June 12, 1999 to Schedule 13D filed with the Commission, InfoPlan was the owner of 200,400 (approximately 4.6%) of the then outstanding shares of the Company. InfoPlan is no longer a shareholder of the Company. Mr. Engelbrecht's wife also owned 117,616 shares of the then outstanding shares of the Company according to an amendment to Schedule 13D dated June 12, 1999 filed with the Commission. Voting power with respect to such shares was assigned to the Company's Board of Directors. Mr. Engelbrecht's wife has since disposed of such shares. The number of shares above excludes 30,000 shares issuable upon the exercise of options granted to Mr. Engelbrecht as compensation for prior consulting services to the Company (15,000 shares at $4.00 per share and 15,000 shares at $6.00 per share; fifty percent (50%) of which became exercisable on December 17, 2000 and fifty percent (50%) of which became exercisable upon the consummation of the BlueStone transaction in connection with a change of control provision contained in the option agreement between the Company and Mr. Engelbrecht. None of these options have been exercised.

         In February of 2001, Mr. Engelbrecht entered into a Consulting Agreement (the "2001 Consulting Agreement") with the Company, pursuant to which Mr. Engelbrecht was to provide certain consulting services regarding potential acquisitions to be made by the Company. As compensation for his services, Mr. Engelbrecht received options to acquire 140,000 shares of the Company's common stock at an exercise price of $1.0782 per share. The options vested upon grant. Mr. Engelbrecht has not exercised the options. The term of the option grant was five (5) years from February 6, 2001. As a result of Mr. Engelbrecht's consulting services, the Company acquired M2 (see "Recent Developments Since March 31, 2001") from Salesmation.com, Inc. ("Salesmation"). At the time of the acquisition of M2 by the Company, Mr. Engelbrecht was affiliated with a shareholder of Salesmation, and Mr. Engelbrecht's wife was also a shareholder of Salesmation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

         (B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the SEC during the quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 16, 2001

                                    HEALTHSTAR CORP.


                                    By:   /s/ Zirk Engelbrecht
                                          --------------------------
                                          Zirk Engelbrecht
                                          President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE AND TITLE                                                                DATE
           -------------------                                                                ----
                                                                                              July 16, 2001
           /s/ EDWARD M. CHISM
           --------------------------------------------
           Edward M. Chism
           Chairman of the Board

                                                                                              July 16, 2001
           /s/ ZIRK ENGELBRECHT
           --------------------------------------------
           Zirk Engelbrecht
           President, Chief Executive Officer
           and Director

                                                                                              July 16, 2001
           /s/ STEVEN A. MARCUS
           --------------------------------------------
           Steven A. Marcus
           Vice President, Chief Financial Officer

                                                                                              July 16, 2001
           /s/ WILLIAM G. WALTERS
           --------------------------------------------
           William G. Walters
           Director

                                                                                              July 16, 2001
           /s/ MATTHEW A. GOHD
           --------------------------------------------
           Matthew A. Gohd
           Director

                                                                                              July 16, 2001
           /s/ JOSEPH W. McSHERRY
           --------------------------------------------
           Joseph W. McSherry
           Director

                        HEALTHSTAR CORP. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders
HealthStar Corp.


We have audited the accompanying consolidated balance sheet of HealthStar Corp. and subsidiaries as of March 31, 2001, and the related consolidated statements of operations and retained earnings (deficit), and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthStar Corp. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.



                             /s/ Arthur F. Bell, Jr. & Associates, L.L.C.


Hunt Valley, Maryland
June 15, 2001

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001

                                 --------------





ASSETS
    Current assets:
       Cash and cash equivalents                                                                        $ 5,722,090
       Prepaid insurance                                                                                      9,500
                                                                                                        -----------
              Total current assets                                                                        5,731,590
    Capitalized transaction costs                                                                           216,008
                                                                                                        -----------

              Total assets                                                                              $ 5,947,598
                                                                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                                               $      51,109
       Accrued expenses                                                                                     148,565
                                                                                                        -----------
              Total current liabilities                                                                     199,674
                                                                                                        -----------
SHAREHOLDERS' EQUITY
    Common stock, $.001 par value, 15,000,000 shares
       authorized, 4,345,872 shares issued and outstanding                                                    4,346
    Additional paid-in capital                                                                            9,516,378
    Retained earnings (deficit)                                                                          (3,772,800)
                                                                                                        -----------

              Total shareholders' equity                                                                  5,747,924
                                                                                                        -----------

              Total liabilities and shareholders' equity                                                $ 5,947,598
                                                                                                        ===========






          See accompanying notes to consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)
                   For The Years Ended March 31, 2001 and 2000

                                 --------------




                                                                                        2001                  2000
                                                                                        ----                  ----
REVENUES
    Capitated fees                                                                  $     667,773          $  8,033,984
    Repricing fees                                                                        248,579             4,566,643
    Other fees                                                                             27,298               379,033
                                                                                    -------------          ------------
              Total revenues                                                              943,650            12,979,660
                                                                                     ------------          ------------
OPERATING EXPENSES
    Cost of services                                                                       74,813             1,795,047
    Salaries and wages                                                                  1,227,832             7,319,042
    General and administrative                                                          1,531,359             3,843,487
    Depreciation and amortization                                                          59,315             1,220,102
                                                                                    -------------          ------------
              Total operating expenses                                                  2,893,319            14,177,678
                                                                                    -------------          ------------
(Loss) from operations                                                                 (1,949,669)           (1,198,018)

Non-operating income (expense):
    Interest income                                                                       311,270                     0
    Interest expense                                                                      (10,305)             (292,396)
    Net gains (losses) on dispositions of assets                                          (93,105)              989,232
    Gain on settlement of litigation                                                       81,714                     0
    Asset impairment charge                                                                     0            (1,996,824)
                                                                                    -------------          ------------
(Loss) before income taxes and extraordinary item                                      (1,660,095)           (2,498,006)
Income tax expense                                                                          8,002                23,400
                                                                                    -------------          ------------
              (Loss) before extraordinary item                                         (1,668,097)           (2,521,406)

Extraordinary gain on extinguishment of debt
    (net of income taxes - $0)                                                            200,000                     0
                                                                                    -------------          ------------
              Net (loss)                                                               (1,468,097)           (2,521,406)

Retained earnings (deficit) at beginning of year                                       (2,304,703)              216,703
                                                                                    -------------          ------------
Retained earnings (deficit) at end of year                                           $ (3,772,800)         $ (2,304,703)
                                                                                     ============          ============

Earnings (loss) per share - Basic and Diluted
    (Loss) before extraordinary item                                                $        (.38)         $       (.64)
    Extraordinary item                                                                        .04                   .00
                                                                                    -------------          ------------
              Net (loss) per share - Basic and Diluted                              $        (.34)         $       (.64)
                                                                                    =============          ============
Weighted average shares outstanding - Basic and Diluted                                 4,345,872             3,937,449
                                                                                    =============          ============


          See accompanying notes to consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For The Years Ended March 31, 2001 and 2000

                                 --------------


                                                                                        2001                  2000
                                                                                        ----                  ----
OPERATING ACTIVITIES
    Net (loss)                                                                        $(1,468,097)          $(2,521,406)
    Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
       Depreciation and amortization                                                       59,315             1,220,102
       Net (gains) losses on dispositions of assets                                        93,105              (989,232)
       Asset impairment charge                                                                  0             1,996,824
       Bad debt expense                                                                         0              (129,397)
       Extraordinary gain on extinguishment of debt                                      (200,000)                    0
       Gain on settlement of litigation                                                   (81,714)                    0
       Stock-based compensation                                                           221,200               196,700
    Increase (decrease) in cash resulting from changes in operating assets and liabilities:
       Trade accounts receivable                                                          158,281               420,404
       Other current assets                                                                (5,011)              194,793
       Accounts payable                                                                   387,476              (369,321)
       Accrued expenses                                                                  (502,109)             (603,286)
                                                                                    -------------         -------------
              Net cash (used in) operating activities                                  (1,337,554)             (583,819)
                                                                                    -------------         -------------
INVESTING ACTIVITIES
    Net proceeds from dispositions of assets                                            8,121,901             1,550,355
    Proceeds from settlement of litigation                                                 19,827                     0
    Purchases of equipment                                                                      0               (97,988)
    Transaction costs paid                                                                (82,118)             (296,386)
                                                                                    -------------         -------------
              Net cash provided by investing activities                                 8,059,610             1,155,981
                                                                                    -------------         -------------
FINANCING ACTIVITIES
    Decrease in other assets                                                               20,000               211,811
    Payments on long-term debt                                                         (1,325,000)           (1,400,000)
    Proceeds from issuance of common stock                                                      0               849,125
                                                                                    -------------         -------------
              Net cash (used in) financing activities                                  (1,305,000)             (339,064)
                                                                                    -------------         -------------
Net increase in cash and cash equivalents                                               5,417,056               233,098
Cash and cash equivalents at beginning of year                                            305,034                71,936
                                                                                    -------------         -------------
Cash and cash equivalents at end of year                                              $ 5,722,090          $    305,034
                                                                                    =============          ============
SUPPLEMENTAL FINANCIAL DISCLOSURE
    Interest paid                                                                     $    10,305          $    246,687
                                                                                    =============          ============
    Income taxes (refunded) paid                                                      $    16,499          $   (128,243)
                                                                                    =============          ============
SUPPLEMENTAL DATA
    Non-cash transactions:
       Cancellation of subordinated promissory note
       payable due to the previous owner of HealthStar,
       Inc., and related accrued interest and other liabilities
       as a result of settlement of litigation                                        $   261,887          $          0
                                                                                     ============          ============
       Value of options granted and capitalized as
       transaction costs                                                              $    98,750          $          0
                                                                                    =============          ============

          See accompanying notes to consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

                                 --------------

Note 1.    DESCRIPTION OF BUSINESS
           -----------------------

           Prior to April 28, 2000, HealthStar Corp. (the "Company") was a healthcare management company dedicated to controlling the cost, improving the quality and enhancing the delivery of healthcare services. The Company provided related products and services designed to reduce healthcare costs. The Company marketed and provided programs and services to insurance companies, self-insured businesses for their medical plans, and third parties that administer employee medical plans. These programs and services assisted clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims. The Company operated its business in one segment through its two wholly-owned subsidiaries, HealthStar, Inc. ("HealthStar") and National Health Benefits & Casualty Corp. ("NHBC"). The Company's shares are quoted on the Over-The-Counter Bulletin Board.

           On December 30, 1999, the Company sold all of the assets of NHBC to Carlmont Capital Group, Inc. and received as consideration $1,500,000 in cash at closing and an earn-out agreement that provided up to an additional $300,000 in cash, based on cash flows of NHBC, over the 18 months following the closing of the transaction.

           On April 28, 2000, the Company sold all of the capital stock of HealthStar to Beyond Benefits, Inc. and received consideration of $8,880,000 in cash at closing. As a result of this sale, the Company no longer operated in the managed healthcare industry and had no ongoing revenue generating operations. See Note 3, "Gains and Losses on Dispositions of Assets," for further details of the sale of HealthStar and Notes 13 and 14, "Subsequent Event - Acquisition of M2 Ltd. (Unaudited)" and "Subsequent Event - Merger with BlueStone Capital Corp. (Unaudited)" respectively, for details of the Company's merger and acquisition activity subsequent to March 31, 2001.

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------

           A.     Use of Estimates
                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America.

           B.     Principles of Consolidation
                  The consolidated financial statements include the financial statements of the Company and its two wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

           C.     Cash Equivalents
                  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company has a substantial portion of its assets on deposit with a financial institution in connection with its cash management activities. In the event of the financial institution's insolvency, recovery of Company assets on deposit may be limited to account insurance or other protection afforded such deposits.

           D.     Capitalized Transaction Costs
                  The Company capitalized certain legal, investment banking and accounting fees incurred in connection with the April 2, 2001 acquisition of M2 Ltd. Approximately $177,800 in legal fees (including the value of options granted), $32,600 in investment banking fees and $5,600 in accounting fees were capitalized as transaction costs and subsequently included in the calculation of the purchase price of M2 Ltd. (See Note
                  13).

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

                                 --------------



Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           ------------------------------------------------------

           E.     Earnings (Loss) Per Share

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

           F.     Revenue Recognition

                  The Company provided its customers with access to a network of healthcare providers which included physicians, acute care hospitals and ancillary providers such as outpatient surgery centers and home healthcare agencies. These providers contractually agreed with the Company to provide healthcare services to the Company's customers at a discount from billed charges. The Company generated revenue from its customer base by charging network access fees. The Company entered into contracts with its customers and charged network access fees using either of two methods. Customers could choose to pay a capitated fee, which is a fixed, monthly fee per eligible subscriber. Initial enrollment figures were based on estimates provided by the customer. Actual enrollment figures were subsequently provided by the customer and were updated periodically at intervals ranging from monthly to semi-annually. Capitated revenue was recognized on a monthly basis when customers were billed using the most current enrollment figures available. Adjustments were made when new enrollment figures were submitted by the customer. The other method under which customers could have elected to pay the Company for network access was called a repricing fee. Under this method, the Company received a percentage of the dollar amount of the discount granted by the healthcare provider for services rendered to an enrolled subscriber. The Company's percentage of the dollar amount of the discount was determined by contract and varied from customer to customer. Repricing fees were recognized as revenue when the Company processed the medical claim, calculated the discount and notified the customer of the amount due.

           G.     Cost of Services

                  The major components of cost of services consist of utilization review, case management, external marketing commissions, and costs associated with electronic transmission of customers' healthcare claims.

           H.     Depreciation

                  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which approximates three years for equipment to seven years for furniture and fixtures. Computer software is amortized over three to five years.

           I.     Goodwill

                  Goodwill, which represents the excess of purchase price over fair value of net tangible assets acquired, was amortized on a straight-line basis over its estimated useful life of 20 years.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

                                 --------------


Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           ------------------------------------------------------

           J.     Income Taxes

                  The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

           L.     Stock Based Compensation

                  The Company applies Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. In accordance with APB Opinion No. 25, compensation expense is recorded on the date an option is granted only if the current market price of the underlying stock exceeds the exercise price.

           M.     Comprehensive Income

                  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), established standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income (loss) was the same as net income (loss) for all periods presented.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

                                 --------------

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
           ------------------------------------------------------

           N.     Segment Reporting

                  The Company had one operating business segment, healthcare cost containment, which involved the marketing and provision of programs and services to insurance companies, self-insurance businesses for their medical plans and third parties who administer employee medical plans.

           O.     Reclassifications

                  Certain amounts in the 2000 financial statements were reclassified to conform with the 2001 presentation.

           P.     Adoption of New Accounting Standards

                  In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In October 2000, the SEC issued additional written guidance to further supplement SAB 101. The adoption of SAB No. 101 in fiscal 2001 did not have a material impact on the Company's financial position or results of operations.

                  In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 for certain issues relating to stock compensation such as criteria for determining when a plan is non-compensatory, the accounting consequences of modifications to the terms of a fixed award, and the accounting for stock compensation related to business combinations, among others, and was effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

           Q.     Effect of Proposed Accounting Standards

                  On May 22, 2001, the FASB concluded to unanimously support the issuance of two final statements: BUSINESS COMBINATIONS and GOODWILL AND INTANGIBLE ASSETS, replacing APB Opinion Nos. 16 and 17, respectively. The FASB is expected to vote on these Statements by the end of June 2001 and issue final Statements in July 2001.

                  The STATEMENT ON BUSINESS COMBINATIONS would require the use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method. The STATEMENT ON GOODWILL AND INTANGIBLES will provide guidance on how to account for goodwill and intangible assets after the acquisition is complete. The most significant change proposed by this Statement is that goodwill will no longer be amortized; instead, it will be tested for impairment at least annually.

Note 3.    GAINS AND LOSSES ON DISPOSITIONS OF ASSETS
           ------------------------------------------

           On June 7, 1999, the Company sold its First American Vision Services program for cash consideration of $125,000 to an immediate family member of a former officer of the Company, which resulted in a pre-tax gain of $114,538. This program accounted for approximately $14,000 in revenue during the year ended March 31, 2000.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

                                 --------------

Note 3.    GAINS AND LOSSES ON DISPOSITIONS OF ASSETS (CONTINUED)
           ------------------------------------------------------

           On December 30, 1999, the Company sold all of the assets of NHBC. The Company received $1,500,000 in cash at closing and an earnout agreement that provided up to an additional $300,000 in cash, based on the actual cash flows of NHBC during the 18 months following the closing date. At March 31, 2001, based on financial information provided by Carlmont Capital Group, Inc., the Company believes it is unlikely that it will receive any cash related to the earn-out agreement. The Company recognized a pre-tax gain on the sale of NHBC's assets of $1,097,147 and used $1,325,000 of the cash proceeds to pay down indebtedness owed to Harris Bank.

           During fiscal 2000, the Company also recognized a pre-tax loss of $222,453 related to the disposal of equipment.

           On April 28, 2000, the Company completed the sale of the stock of its wholly-owned subsidiary, HealthStar, Inc. to Beyond Benefits, Inc. The Company received $8,880,000 in cash at closing and used $1,325,000 to repay the outstanding principal balance of a term loan with Harris Bank. This sale, which constituted the sale of substantially all the assets of the Company, was approved by the shareholders of the Company on April 25, 2000. The sale resulted in a pre-tax loss of $93,105 primarily as a result of additional transaction costs incurred during April 2000. HealthStar, Inc. incurred a pre-tax loss from operations of $173,748 during April 2000.

Note 4. GAIN ON SETTLEMENT OF LITIGATION AND EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
           ----------------------------------------------------------

           The Company was involved in litigation asserted by the previous owner (the "plaintiff") of HealthStar. In this litigation, the plaintiff filed a complaint for breach of contract on December 4, 1998 seeking damages. On September 15, 2000, the plaintiff agreed to settle the lawsuit under certain terms, including waiving his right to collect principal and interest under the subordinated promissory note that the Company issued to him in connection with the acquisition of HealthStar. In return, the Company authorized the release to the plaintiff of certain moneys and interest held in escrow under the terms of a stock purchase agreement entered into in connection with the acquisition of HealthStar. The settlement resulted in an extraordinary gain, net of related income tax effects, of $200,000 ($.04 gain per basic and diluted share) resulting from the cancellation of the subordinated promissory note. Additionally, a pre-tax non-operating gain of $81,714 was recognized as a result of the waiver of accrued interest on the subordinated note as well as reimbursement of certain professional fees from the plaintiff.

Note 5.    ASSET IMPAIRMENT CHARGE
           -----------------------

           The Company's acquisition of HealthStar in fiscal 1998 was accounted for under the purchase method of accounting. Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," management evaluated the recoverability of the long-lived assets, including goodwill. While management originally believed that revenues and profits would increase after HealthStar's operations were fully integrated into the Company, management also explored strategic mergers and acquisitions that would complement HealthStar's operations. In May 1999, management received an offer to sell HealthStar to Beyond Benefits, Inc., a privately held managed healthcare company. On September 23, 1999, the Company and Beyond Benefits, Inc. entered into a Definitive Stock Purchase Agreement ("Stock Purchase Agreement"). On February 29, 2000, the Company and Beyond Benefits, Inc. executed an amendment to the Stock Purchase Agreement. Under the terms of the amendment, the Company would receive cash of $8,880,000 at closing (which occurred on April 28, 2000). Accordingly, the Company adjusted the carrying value of HealthStar's goodwill to an estimated fair value of approximately $6.2 million, resulting in a non-cash impairment charge of approximately $2.0 million ($.51 loss per basic and diluted share) for the year ended March 31, 2000. The fair value was estimated based on the sales price of $8,880,000 less direct and incremental disposal costs of approximately $545,000.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

                                 --------------

Note 6.    ACCRUED EXPENSES
           ----------------

           A summary of accrued expenses at March 31, 2001 follows:

                  Professional fees                                                              $  99,000
                  Salaries and benefits                                                             30,000
                  Other                                                                             19,565
                                                                                                ----------
                                                                                                  $148,565
                                                                                                  ========



Note 7.    STOCK TRANSACTIONS
           ------------------

           A summary of equity transactions follows:

                                                                              ADDITIONAL      RETAINED          TOTAL
                                                       COMMON STOCK             PAID-IN       EARNINGS      SHAREHOLDERS'
                                                  SHARES          AMOUNT        CAPITAL       (DEFICIT)        EQUITY
                                                  ------          ------        -------       ---------        ------
                Balance, March 31, 1999          3,819,872        $3,820      $8,151,129    $    216,703   $ 8,371,652
                Net (loss)                          -             -               -           (2,521,406)   (2,521,406)
                Stock-based compensation            -             -              196,700            -          196,700
                Common stock issued                526,000           526         848,599            -          849,125
                                                ----------        ------      ----------     ------------  ------------
                Balance, March 31, 2000          4,345,872         4,346       9,196,428      (2,304,703)    6,896,071
                Net (loss)                          -             -               -           (1,468,097)   (1,468,097)
                Stock-based compensation            -             -              319,950            -          319,950
                                                ----------        ------      ----------     ------------  ------------
                Balance, March 31, 2001          4,345,872        $4,346      $9,516,378     $(3,772,800)  $ 5,747,924
                                                ==========        ======      ==========     ===========   ===========

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

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

                                 --------------



Note 7.    STOCK TRANSACTIONS (CONTINUED)
           ------------------------------

           During 2000, the Company granted two consultants (including a beneficial shareholder) stock options for an aggregate of 60,000 shares of common stock with a weighted-average exercise price of $5.00 for services provided during the year. The fair value of these unexercised options was recognized as consulting expense and increased additional paid-in capital during 2000.

           On February 6, 2001, the Company granted two consultants (including a beneficial shareholder) and a law firm stock options for an aggregate of 405,000 shares of common stock with a weighted-average exercise price of $1.08 for services provided during the year. The fair value of the unexercised options granted to the consultants was recognized as consulting expense and increased additional paid-in capital during fiscal 2001. The fair value of the unexercised options granted to the law firm in connection with the acquisition of M2 Ltd. was recognized as capitalized transaction costs and increased additional paid-in capital.

Note 8.    LEASES
           ------
           Rent expense under noncancelable operating leases was approximately $11,000 and $1,161,000 in 2001 and 2000, respectively. The Company had no commitments under noncancelable operating leases at March 31, 2001.

           In connection with the sale of HealthStar on April 28, 2000, the Company formally assigned its rights in and to its leases for real property to Beyond Benefits, Inc. These leases were for office space in Chicago, Illinois and Atlanta, Georgia.

Note 9.    INCOME TAXES
           ------------

           At March 31, 2001, the Company has available net operating loss carryforwards and capital loss carryforwards for Federal income tax purposes which may provide future tax benefits expiring as follows:

                                                                            OPERATING                  CAPITAL
                                                                            ---------                  -------
                             EXPIRATION DATE
                                  2006                                     $      -                   $2,138,084
                                  2019                                        145,904                    -
                                  2020                                        614,103                    -
                                  2021                                      1,229,506                    -
                                                                           ----------                 ----------
                                                                           $1,989,513                 $2,138,084
                                                                           ==========                 ==========


           Income tax expense for the year ended March 31, 2001 consists of:

                                                       CURRENT               DEFERRED              TOTAL
                                                       -------               --------              -----
                  U.S. Federal                       $       0                $    0             $       0
                  State and local                        8,002                     0                 8,002
                                                     ---------                ------             ---------
                                                     $   8,002                $    0             $   8,002
                                                     =========                ======             =========


           Income tax expense for the year ended March 31, 2000 consists of:

                                                       CURRENT               DEFERRED              TOTAL
                                                       -------               --------              -----
                  U.S. Federal                        $      0                $    0              $      0
                  State and local                       23,400                     0                23,400
                                                      --------                ------              --------
                                                      $ 23,400                $    0              $ 23,400
                                                      ========                ======              ========

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

                                 --------------

Note 9.    INCOME TAXES (CONTINUED)
           ------------------------

           The provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to the loss before income taxes and extraordinary item. The sources and tax effects of the differences are as follows:

                                                                        2001                      2000
                                                                        ----                      ----
                  Computed "expected" federal
                     income tax benefit                             $   (564,432)             $   (849,322)
                  Expected state income tax benefit,
                     net of federal benefit                              (83,005)                 (124,900)
                  Change in valuation allowance                          278,327                 1,014,717
                  Decrease in net operating loss
                     carryforwards due to sale of
                     subsidiary                                          115,786                         0
                  Difference between book and tax
                     loss on sale of subsidiary                          216,408                         0
                  Non deductible items                                    95,321                     9,690
                  Other                                                  (50,403)                  (26,785)
                                                                    ------------              ------------
                                                                    $      8,002              $     23,400
                                                                    ============              ============

           Despite incurring operating and capital losses, the Company recognized income tax expense of $8,002 and $23,400 for the years ended March 31, 2001 and 2000, respectively, due to minimum state tax provisions in certain states in which the Company conducts business. The benefits of the Company's net operating loss and capital loss carryforwards have been eliminated through a valuation allowance.

           The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                                        2001                      2000
                                                                        ----                      ----
                  Deferred tax assets:
                     Net operating loss carryforward                $    775,910              $    665,300
                     Capital loss carryforward                           598,664                         0
                     Nonstatutory stock options                           86,268                         0
                     Alternative minimum tax carryforward                 20,232                    20,232
                     Asset impairment charge                                   0                   778,761
                     Reserve for bad debt                                      0                    39,000
                     Accrued expenses                                          0                    40,334
                     Other                                                     0                    10,925
                                                                    ------------              ------------
                           Deferred tax asset                          1,481,074                 1,554,552
                           Less valuation allowance                   (1,477,369)               (1,199,042)
                                                                    ------------              ------------
                           Net deferred tax asset                          3,705                   355,510
                                                                    ------------              ------------
                  Deferred tax liabilities:
                     Amortization                                              0                  (146,512)
                     Fixed assets                                              0                  (189,074)
                     Prepaid expenses                                     (3,705)                  (19,924)
                                                                    ------------              ------------
                           Deferred tax liability                         (3,705)                 (355,510)
                                                                    ------------              ------------
                           Net deferred tax asset                    $         0              $          0
                                                                    ============              ============

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

                                 --------------



Note 9.    INCOME TAXES (CONTINUED)
           ------------------------

           The increase in the deferred tax asset valuation allowance for the years ended March 31, 2001 and 2000 of $278,327 and $1,014,717, respectively, were primarily due to operating and capital losses and asset impairment charges incurred during those years. In addition, certain deferred tax assets and liabilities which existed at March 31, 2000 and which related to HealthStar's operations (e.g., net operating loss carryforwards), were eliminated during 2001 effective with the sale of HealthStar on April 28, 2001.

           In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will not realize the entire benefit of the deferred tax assets at March 31, 2001 due, in part, to the sale of HealthStar on April 28, 2000 and limitations on the use of capital loss carryforwards which it generated. In addition, management also considered the level of historical taxable income and projections for future taxable income over the periods in which the Company's deferred tax assets are deductible, and concluded that it is more likely than not that the Company will not realize the entire benefit of the deferred tax assets.

Note 10.   STOCK OPTIONS
           -------------

           Effective August 18, 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan allows incentive stock options ("ISO's") to be granted to employees only, while non-qualified stock options ("NSO's") may be granted to the Company's directors and key personnel and to providers of various services to the Company. Additionally, effective February 6, 2001, the Board of Directors adopted the 2001 Stock Option Plan and the 2001 Employee Stock Incentive Plan (the "2001 Plans"). The 2001 Plans allow ISO's to be granted to employees, including directors and officers who are key employees of the Company, and for NSO's to be granted to consultants and directors who are not employees of the Company. The exercise price for the options is determined by the Compensation Committee of the Board of Directors and can be no less than 100 percent of the market price of the Company's common stock on the date of the option grant.

           Both ISO's and NSO's may be exercised within ten years from the date of grant and generally vest in zero to three years. The Company has reserved 500,000 and 1,405,000 shares of common stock for grants under the 1998 Plan and the 2001 Plans, respectively. The 1998 Plan and the 2001 Plans are administered by the Compensation Committee, which establishes the awards, vesting requirements and expiration dates of options granted.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

                                 --------------

           A summary of the aforementioned stock plans activity follows:


                                                                                                   WEIGHTED-
                                                                                                    AVERAGE
                                                                                                   PRICE PER
                                                                         NUMBER                      SHARE
                                                                         ------                      -----
                  Balance, March 31, 1999                                121,000                     $2.88
                  Granted                                                305,000                      4.97
                  Exercised                                              (86,000)                     2.90
                  Forfeited                                              (40,000)                     2.88
                                                                        --------                    ------
                  Balance, March 31, 2000                                300,000                      5.00
                  Granted                                                519,000                      1.08
                  Forfeited                                              (40,000)                     5.00
                                                                        --------                    ------
                  Balance, March 31, 2001                                779,000                     $2.39
                                                                         =======                     =====

Note 10.   STOCK OPTIONS (CONTINUED)
           -------------------------

           A summary of stock options outstanding at March 31, 2001 follows:

                                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    --------------------------------------------------------      ---------------------------
                                                   WEIGHTED-
                                    NUMBER          AVERAGE        WEIGHTED-         NUMBER         WEIGHTED-
                    RANGE OF      OUTSTANDING      REMAINING        AVERAGE        EXERCISABLE       AVERAGE
                    EXERCISE     AT MARCH 31,     CONTRACTUAL      EXERCISE       AT MARCH 31,      EXERCISE
                     PRICES          2001            LIFE            PRICE            2001            PRICE
                     ------          ----            ----            -----            ----            -----
                   $1.08 - $6       779,000        6.1 years         $2.39           649,000          $1.86


           The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements as no options were granted at a price below the market price of the Company's common stock on the day of grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net (loss) and (loss) per share would have been increased to the pro forma amounts indicated below:

                                                                                      2001              2000
                                                                                      ----              ----
                  Net (loss)                       As reported                    $(1,468,097)     $(2,521,406)
                                                   Pro forma                       (1,878,097)      (2,710,406)
                  (Loss) per share - basic         As reported                           (.34)            (.64)
                                                   Pro forma                             (.43)            (.69)
                  (Loss) per share - diluted       As reported                           (.34)            (.64)
                                                   Pro forma                             (.43)            (.69)

           For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

           The fair value of options granted under the plans was estimated on the date of grant with vesting periods ranging from two to three years using the Black-Scholes option-pricing model with the following assumptions:

                                                                                     2001               2000
                                                                                     ----               ----
                  Expected life in years                                                5                   5
                  Risk-free interest rate                                           4.89%               6.20%
                  Expected volatility                                                100%                100%
                  Dividend yield                                                       0%                  0%

Note 11.   BENEFIT PLANS
           -------------

           Until April 28, 2000, the Company's subsidiary, HealthStar, had a defined contribution 401(k) plan for all employees. Under the 401(k) plan, employees were permitted to make contributions to the plan in accordance with IRS regulations. HealthStar had the option to make discretionary contributions, however, no such contributions were made during 2001 and 2000.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

                                 --------------

Note 11.   BENEFIT PLANS (CONTINUED)
           -------------------------

           In August 1998, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). Under the terms of the Purchase Plan, employees may purchase a total of up to 500,000 shares of common stock. The purchase price per share is 85% of the lesser of (i) the market value of common stock on the last business day of the purchase period or, (ii) the greater of the market value of common stock for the purchase period and the market value of common stock on the first business day of the purchase period. No shares have been issued since the inception of the Purchase Plan.

Note 12.   COMMITMENTS AND CONTINGENCIES
           -----------------------------

           The Company is the subject of various claims and litigation arising out of the ordinary course of business. In the opinion of management, the Company has adequate legal defenses and the outcome of these matters will not materially affect the Company's financial position or results of operations.

Note 13.   SUBSEQUENT EVENT - ACQUISITION OF M2 LTD. (UNAUDITED)
           -----------------------------------------------------

           On April 2, 2001, the Company acquired all of the issued and outstanding common stock of M2 Ltd. ("M2"), a wholly-owned subsidiary of Salesmation.com Inc. M2 competes in the multilingual management and localization services sector, providing globalization and localization consulting services to international businesses. Under the terms of the definitive Share Exchange Agreement dated February 14, 2001, as amended on March 15, 2001, the Company issued 2.5 million shares of its restricted common stock to Salesmation.com Inc. and issued 1.5 million additional restricted common shares of the Company to be held in escrow (the "escrow shares"). The escrow shares are subject to forfeiture by Salesmation if M2 does not achieve certain financial benchmarks within twelve months of April 2, 2001. The transaction was accounted for as a purchase business combination.

           Upon the closing, M2 became a wholly-owned subsidiary of the Company. The Company shares issued to Salesmation.com Inc. are subject to a "lock-up" provision pursuant to which the shares may not be sold, pledged or otherwise transferred for a period of one year from the closing. Salesmation.com Inc. has also agreed that the Company's Board of Directors will be vested with the right to vote the shares, to the extent permitted by applicable law, for as long as Salesmation.com Inc. owns the shares.

           The preliminary allocation of the purchase price to the historical net book values of the acquired assets and assumed liabilities of M2 is as follows:

                           Value of the Company's common shares
                              issued (exclusive of escrow shares)                    $2,142,500
                           Estimated transaction costs                                  250,000
                                                                                    -----------
                                 Estimated total acquisition costs                    2,392,500
                           Add:  Liabilities assumed                                  1,213,332
                                                                                    -----------
                                 Fair value of common shares issued
                                     and liabilities assumed                         $3,605,832
                                                                                    ===========
                           Preliminary allocation to:
                              Current assets                                        $   707,457
                              Property and equipment                                    127,899
                              Goodwill                                                2,770,476
                                                                                    -----------
                                                                                     $3,605,832
                                                                                    ===========

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 2001

                                 --------------


Note 13.   SUBSEQUENT EVENT - ACQUISITION OF M2 LTD. (UNAUDITED) (CONTINUED)
           -----------------------------------------------------------------

           The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed will be recorded as goodwill and amortized to operations over an estimated life of ten years. See Note 2 regarding the impact of proposed accounting standards on the accounting for goodwill. The final allocation of the purchase price will be determined after completion of an analysis to determine the fair value of M2's tangible and identifiable intangible assets and liabilities. Accordingly, the final purchase allocation may be materially different from the unaudited preliminary allocation above.

           The 2.5 million shares of the Company's common stock issued to effect the acquisition were valued at $0.857 per share, which is based on the Company's stock price, as reduced by a 10% discount to reflect both the restricted nature of and the large block of shares issued, for a short period of time just before and after the Company and M2 reached agreement and announced the acquisition. The 1.5 million shares of the Company's common stock placed in escrow pending M2 achieving certain financial targets will be valued at the average price of the Company's shares over a period surrounding the date at which the escrow shares are either issued or, in the opinion of the Company, it becomes probable that M2 will achieve the financial targets. At such time, the value of such escrow shares will be added to the purchase consideration and allocated to goodwill and amortized over its remaining estimated life. Should M2 not achieve the financial targets within twelve months of April 2, 2001, the escrow shares will be cancelled.

Note 14.   SUBSEQUENT EVENT - MERGER WITH BLUESTONE CAPITAL CORP. (UNAUDITED)
           ------------------------------------------------------------------

           On June 15, 2001, the Company entered into an Agreement and Plan of Merger with BlueStone Capital Corp. ("BlueStone") pursuant to which the Company's wholly-owned subsidiary, BS Acquisition Corp., created solely for the purpose of the merger, would merge with BlueStone, with BlueStone being the surviving entity. Upon closing, which occurred upon the satisfaction of the conditions set forth in the Agreement and Plan of Merger, BlueStone became a wholly-owned subsidiary of the Company. The consideration for the merger was 215,000 shares of previously authorized but unissued Class A Convertible Preferred Stock of the Company which will be automatically converted into 21,500,000 shares of common stock of the Company, upon amendment of the Company's Certificate of Incorporation to increase the authorized shares of Common Stock of the Company. BlueStone is an investment banking and brokerage firm and a member of the National Association of Securities Dealers, Inc. It is anticipated that the transaction will be accounted for as a reverse merger with BlueStone being considered as the acquirer for accounting purposes.

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

3.2                  By-Laws (incorporated by reference to the Company's Report on Form Def 14A filed with the Commission on August 26, 1998).

4.1                  Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July
                     13, 2001).

10.1                 Asset Purchase Agreement by and among National Health Benefits & Casualty Corp., the
                     Company and Carlmont Capital Group, Inc. dated December 28, 1999 (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on
                     January 14, 2000).

10.2                 Stock Purchase Agreement and Amendments thereto among the Company, HealthStar, inc. and
                     Beyond Benefits, Inc. regarding the sale of HealthStar, Inc. (incorporated by reference to Definitive Proxy Statement filed with the Commission on April 3, 2000).

10.3                 Form of Amendment of Option Contract entered between the Company and each pertinent optionee as of April 28, 2000 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on June 29, 2000).

10.4                 Share Exchange Agreement dated as of February 15, 2001 by and between the Company,
                     Salesmation.com, Inc. and M2, Ltd. (incorporated by reference to the Company's Current
                     Report on Form 8-K, filed with the Commission on April 12, 2001).

10.5                 Amendment dated March 14, 2001 to the Share Exchange Agreement by and between the
                     Company, Salesmation.com, Inc. and M2, Ltd. (incorporated by reference to the Company's
                     Current Report on Form 8-K, filed with the Commission on April 12, 2001).

10.6                 Plan and Agreement of Merger dated June 15, 2001 by and among the Company, BlueStone
                     Capital Corp., BS Acquisition Corp. and certain principal shareholders of BlueStone
                     (incorporated by reference to the Company's Current Report on Form 8-K filed with the
                     Commission on July 13, 2001).

21                   Subsidiaries of the Registrant. (1)

23                   Consent of Arthur F. Bell, Jr. & Associates, L.L.C.(1)

--------------
(1)      Filed herewith.