Form 10QSB
period 2001-06-30
HEALTHSTAR CORP /UT/
filed 2001-08-14
CIK 877050

F

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

       / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-19499

                                HEALTHSTAR CORP.
        (Exact name of small business issuer as specified in its charter)

                             DELAWARE                                                             91-1934592
-------------------------------------------------------------------               ---------------------------------------
(State or other jurisdiction of incorporation or organization)                      (I.R.S. employer identification no.)

                                650 FIFTH AVENUE
                            NEW YORK, NEW YORK 10019
                    (Address of principal executive offices)

                                 (212) 484-2000
                (Issuer's Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.001 par value, 8,345,872 outstanding as of August 13, 2001.

                        HEALTHSTAR CORP. AND SUBSIDIARIES

                 FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2001



                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of June 30, 2001.................1

               Consolidated Statements of Operations and Retained Earnings
                   (Deficit) for the Three Months Ended June 30, 2001 and
                   2000.......................................................2

               Consolidated Statements of Cash Flows for the Three
                   Months Ended June 30, 2001 and 2000........................3

               Notes to Unaudited Consolidated Financial Statements...........4

     Item 2.   Management's Discussion and Analysis or Plan of Operation.....11


PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K..............................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)


ASSETS
    Current assets:
       Cash and cash equivalents                                                                        $ 3,060,614
       Accounts receivable, net of allowance for doubtful accounts of $5,000                                536,405
       Unbilled services                                                                                    384,111
       Other current assets                                                                                  75,017
                                                                                                       ------------

              Total current assets                                                                        4,056,147

    Property and equipment, net                                                                             322,323
    Capitalized transaction costs                                                                           282,725
    Investment in BlueStone Capital                                                                       1,450,000
    Goodwill, net of accumulated amortization of $ 74,988                                                 2,924,528
    Other assets                                                                                             34,987
                                                                                                       ------------
              Total assets                                                                              $ 9,070,710
                                                                                                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Current portion of long-term debt                                                              $      38,406
       Accounts payable                                                                                     671,286
       Accrued expenses                                                                                     393,351
       Deferred revenue                                                                                      44,199
       Other current liabilities                                                                             25,500
                                                                                                       ------------
              Total current liabilities                                                                   1,172,742

    Long-term debt, net of current portion                                                                   47,162
                                                                                                       ------------
              Total liabilities                                                                           1,219,904
                                                                                                       ------------

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value 15,000,000 shares
       authorized, 8,345,872 shares issued and outstanding                                                    8,346
    Additional paid-in-capital                                                                           11,654,878
    Retained earnings (deficit)                                                                          (3,812,418)
                                                                                                       ------------
              Total shareholders' equity                                                                  7,850,606
                                                                                                       ------------

              Total liabilities and shareholders' equity                                                $ 9,070,710
                                                                                                        ===========

     See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           RETAINED EARNINGS (DEFICIT)
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                        2001                  2000
                                                                                        ----                  ----
Revenue                                                                              $  1,171,133             $ 943,650
    Cost of revenue                                                                       631,123                74,813
                                                                                      -----------            ----------
Gross profit                                                                              540,010               868,837

Operating expenses

    Sales and marketing                                                                   118,237                32,117
    General and administrative                                                            446,526             1,420,180
    Depreciation and amortization                                                          92,838                56,875
                                                                                   --------------          ------------
              Total operating expenses                                                    685,086             1,509,172
                                                                                    -------------             ---------
(Loss) from operations                                                                   (118,076)             (640,335)

Non-operating income (expense)
    Interest income                                                                        83,225                55,057
    Interest expense                                                                       (6,333)              (10,305)
    Net gain (loss) on dispositions of assets                                                   0               (93,105)
    Other income                                                                            1,566                     0
                                                                                      -----------            ----------
(Loss) before income taxes                                                                (39,618)             (688,688)
Income tax expense (benefit)                                                                    0                     0
                                                                                      -----------            ----------
              Net (loss)                                                                  (39,618)             (688,688)

Retained earnings (deficit) at beginning of quarter                                    (3,772,800)           (2,304,703)
                                                                                      -----------            ----------

Retained earnings (deficit) at end of quarter                                         $(3,812,418)          $(2,993,391)
                                                                                      ===========           ============

(Loss) per share - Basic and Diluted                                                  $     (0.01)          $     (0.16)
                                                                                      ===========           ============

Weighted average shares outstanding - Basic and Diluted                                 6,845,872             4,345,872
                                                                                      ===========           ============


     See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 June 30,
                                                                                        2001                  2000
                                                                                        ----                  ----
OPERATING ACTIVITIES
    Net (loss)                                                                        $   (39,618)       $     (688,688)
    Adjustments to reconcile net (loss)
    to net cash (used in) operating activities:
       Depreciation and amortization                                                       92,838                56,875
       (Gain) loss on dispositions of assets                                                    0               (93,105)
    Increase (decrease) in cash resulting from changes in operating assets and liabilities:
       Accounts receivable                                                               (120,774)              133,281
       Unbilled services                                                                 (118,285)                    0
       Other current assets                                                                 3,618               (33,171)
       Other assets                                                                       (15,588)                    0
       Accounts payable                                                                   (80,726)              600,120
       Accrued expenses                                                                   244,786              (380,859)
       Deferred revenue                                                                  (180,931)                    0
       Other current liabilities                                                         (396,092)                    0
                                                                                    -------------           -----------
              Net cash (used in) operating activities                                    (610,772)             (219,337)
                                                                                    -------------           -----------

INVESTING ACTIVITIES
    Net proceeds from dispositions of assets                                                    0             8,201,861
    Purchases of equipment                                                               (167,366)                    0
    Purchases of software                                                                 (12,294)                    0
    Transaction costs paid - M2                                                           (31,521)                    0
    Deferred transaction costs - BlueStone Capital                                       (282,725)                    0
    Investment in BlueStone Capital                                                    (1,450,000)                    0
                                                                                    -------------           -----------

              Net cash provided by (used in) investing activities                      (1,943,906)            8,201,861
                                                                                    -------------           -----------

FINANCING ACTIVITIES
    Payments on long-term debt                                                           (106,798)           (1,325,000)
                                                                                    -------------           -----------

              Net cash (used in) provided by financing activities                        (122,386)           (1,325,000)
                                                                                    -------------           -----------

Net increase (decrease) in cash and cash equivalents                                   (2,661,476)            6,657,524

Cash and cash equivalents at beginning of quarter                                       5,722,090               305,034
                                                                                    -------------           -----------

Cash and cash equivalents at end of quarter                                           $ 3,060,614          $  6,962,558
                                                                                    =============          ============

Non-cash investing activities - See Note 8

     See accompanying notes to unaudited consolidated financial statements.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

ACQUISITION OF BLUESTONE CAPITAL CORP.

         Pursuant to a Plan and Agreement of Merger (the "Merger Agreement"), dated June 15, 2001, by and among HealthStar Corp. (the "Company"), BS Acquisition Corp., a New York Corporation and wholly owned subsidiary of the Company ("BS Acquisition"), BlueStone Capital Corp., a New York corporation ("BlueStone"), and certain principal shareholders of BlueStone, upon the satisfaction of the conditions set forth in the Merger Agreement, BS Acquisition merged with and into BlueStone and BlueStone became a wholly owned subsidiary of the Company effective July 2, 2001. Founded in 1983, BlueStone is an NASD member investment banking and brokerage firm with offices in New York City and Boca Raton and Vero Beach, Florida.

         In connection with this transaction, the Company issued 215,000 shares of Class A Convertible Preferred Stock ("Preferred Stock"), which will automatically convert into 21.5 million shares of Common Stock of the Company upon the amendment of the Company's Certificate of Incorporation to increase the authorized shares of Common Stock of the Company. The shares of Common Stock into which the shares of Preferred Stock are convertible would constitute 72% of the outstanding shares of Common Stock of the Company. The shares of Preferred Stock are entitled to distributions, if any, together with the Common Stock on an as converted basis and are entitled to vote together with the Common Stock as a class on an as converted basis. It is anticipated that this acquisition will be accounted for as a reverse merger with BlueStone being considered as the acquirer for accounting purposes.

ACQUISITION OF M2 LTD.

         On April 2, 2001, the Company acquired all of the issued and outstanding common stock of M2 Ltd. ("M2"), a privately held company, from M2's parent company, Salesmation.com, Inc. ("Salesmation"). M2 provides language translation, product localization and globalization consulting services to international businesses. M2 is located in Montgomery Village, Maryland, a suburb of Washington D.C.

         This acquisition was made pursuant to a Share Exchange Agreement dated February 15, 2001, as amended on March 14, 2001, by and between the Company, Salesmation and certain principal stockholders of M2. In this transaction, the Company issued 4.0 million shares of restricted Common Stock to Salesmation in exchange for 100% of the issued and outstanding common stock of M2. At the closing, the Company delivered 2.5 million shares to Salesmation and placed 1.5 million shares into escrow ("Escrow Shares") which will be released to Salesmation only upon the achievement by M2 of certain revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) targets.

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

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS (CONTINUED)

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

         Prior to April 28, 2000, the Company was a healthcare management company dedicated to controlling the cost, improving the quality and enhancing the delivery of healthcare services. The Company provided related products and services designed to reduce healthcare costs. The Company marketed and provided programs and services to insurance companies, self-insured businesses for their medical plans, and third parties that administer employee medical plans. These programs and services assisted clients in reducing healthcare costs for group health plans and for workers' compensation coverage and automobile accident injury claims.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of HealthStar Corp. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

B. USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America.

C. PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial statements of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

D. CASH EQUIVALENTS

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

E. CAPITALIZED TRANSACTION COSTS

         The Company incurred approximately $312,000 in transaction costs in connection with the April 2, 2001 acquisition of M2 Ltd. This cost was capitalized and subsequently included in the calculation of the purchase cost of M2 Ltd. See Note 8, "Preliminary Allocation of Purchase Cost - Acquisition of M2 Ltd." In addition, as of June 30, 2001, the Company has incurred approximately $283,000 in transaction costs in connection with its acquisition of BlueStone Capital.

F. EARNINGS (LOSS) PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.

         Diluted earnings (loss) per share reflects the maximum dilution that would result after giving effect to dilutive stock options and warrants and to the assumed conversion of all dilutive convertible securities and stock. Outstanding options to purchase common shares and the Escrow Shares issued to Salesmation in connection with the Company's acquisition of M2 were not included in the computation of diluted earnings (loss) per share because they were considered anti-dilutive.

G. ACCOUNTS RECEIVABLE

         Provision is made for doubtful accounts based on anticipated collection losses. Estimated losses are determined from historical collection experience and a review of outstanding receivable. The Company does not require collateral or other security to support accounts receivable.

H. REVENUE RECOGNITION

         The Company's wholly owned subsidiary M2 Ltd. provides language translation, product localization and globalization consulting services to international businesses. Revenues associated with the provision of these services are recognized when the services are actually rendered. Services provided prior to the actual billings for such services are recorded as "unbilled services." Billings made in advance of services rendered, resulting primarily from the receipt of advance deposits, are recorded as "deferred revenues."

I. COST OF REVENUE

         Cost of revenue includes employee compensation and benefit costs associated with the personnel who provide services to the customers of M2. Cost of revenue also includes the costs associated with utilizing the services of subcontractors engaged by M2.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J. DEPRECIATION

         Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which approximates three years for equipment to seven years for furniture and fixtures. Computer software is amortized over three to five years.

K. GOODWILL

         Goodwill, which represents the excess of purchase price over the fair value of net tangible assets acquired in connection with the Company's acquisition of M2, is amortized on a straight-line basis over its estimated useful life of 10 years.

L. SEGMENT REPORTING

         During the period, the Company operated in one business segment, the provision of language translation, product localization and globalization consulting services.

M. RECLASSIFICATIONS

         Certain amounts in the 2000 financial statements were reclassified to conform with the presentation in the 2001 financial statements.

N. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 141 and 142 addressing the accounting for business combinations and goodwill and other intangible assets. Under these standards, goodwill and certain other intangible assets would not be subject to amortization, but rather would be subject to periodic testing for impairment. Under the transition provisions, goodwill and other intangible assets which are determined to have an indefinite useful life, shall not be amortized in fiscal years beginning after December 15, 2001. Earlier adoption is permitted in limited circumstances. Additionally, guidance on how to determine and measure impairment is provided. The Company is evaluating the impact of its recent acquisition of M2 relative to these new pronouncements.

NOTE 3. INVESTMENT IN BLUESTONE CAPITAL

         On May 18, 2001, the Company and BlueStone entered into a Subordinated Loan Agreement ("BlueStone Note") whereby the Company lent BlueStone the principal amount of $1,000,000. The BlueStone Note bears interest at the rate of 10% per annum, and is due and payable in full on May 31, 2002. On July 11, 2001, the Board of Directors of the Company approved the conversion of the BlueStone Note into capital, subject to regulatory approval.

         Upon the satisfaction of the conditions to closing of the BlueStone transaction and prior to the effective date of July 2, 2001, the Company made a capital contribution to BlueStone in the amount of $450,000.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (Unaudited)

NOTE 4. ACCRUED EXPENSES

A summary of accrued expenses at June 30, 2001 follows:

                  Salaries and benefits                                                      $254,945
                  Professional fees                                                            68,240
                  Commissions                                                                  40,000
                  Other                                                                        30,166
                                                                                             --------
                                                                                             $393,351
                                                                                             ========


NOTE 5. STOCK TRANSACTIONS

A summary of equity transactions follows:

                                                                          ADDITIONAL         RETAINED         TOTAL
                                                  COMMON STOCK              PAID-IN          EARNINGS     SHAREHOLDERS'
                                              SHARES         AMOUNT         CAPITAL         (DEFICIT)        EQUITY
                                              ------         ------         -------         ---------        ------
Balance, March 31, 2001                      4,345,872        $4,346      $ 9,516,378      $(3,772,800)     $5,747,924
Net (loss)
                                                     -             -                -          (39,618)       (39,618)
Common stock delivered to Salesmation        2,500,000         2,500        2,140,000                 -      2,142,500
Common stock placed in Escrow                1,500,000         1,500          (1,500)                 -              -
                                             ---------         -----          ------       ------------     ----------
Balance, June 30, 2001                       8,345,872        $8,346      $11,654,878      $(3,812,418)     $7,850,806

See Note 8, "Preliminary Allocation of Purchase Cost - Acquisition of M2 Ltd."


NOTE 6. LONG-TERM DEBT

Long-term as of June 30, 2001 consists of the following obligations:

Note payable - former stockholder of M2, unsecured, interest at 9.75%, payable
   in equal monthly installments of $1,000, due October, 2003                                     $ 27,178
Capital leases                                                                                      58,391
                                                                                                  --------
Total                                                                                               85,568

Less: Current maturities                                                                            38,406
                                                                                                  --------

Non-Current maturities                                                                            $ 47,162
                                                                                                  ========

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (Unaudited)

NOTE 7. PRELIMINARY ALLOCATION OF PURCHASE COST - ACQUISITION OF M2

         On April 2, 2001, the Company issued 4.0 million shares of common stock to Salesmation in connection with its acquisition of M2. See Note 1, "Description of Business". The value of the 2.5 million shares of common stock that were delivered to Salesmation at the closing was based on the average market price of the Company's stock for a short period of time before and after the Company and M2 reached agreement and announced the acquisition, which was $0.952. This price was then reduced by a 10% discount to $0.857, to reflect both the restricted nature of and the large block of shares issued.

         The preliminary allocation of the purchase cost to the fair market values of the assets acquired and the liabilities assumed of M2 is as follows:

                           Value of the Company's common shares
                              issued (2,500,000 shares x $0.857)                                   $2,142,500
                           Transaction costs                                                          311,542
                                                                                                   ----------
                                     Total acquisition costs                                        2,454,042
                                     Add: Liabilities assumed                                       1,539,991
                                                                                                   ----------
                                          Value of common shares issued
                                            and liabilities assumed                                $3,994,033
                                                                                                   ==========
                           Preliminary allocation to:
                              Current assets                                                        $ 814,605
                              Property and equipment                                                  179,912
                              Goodwill                                                              2,999,516
                                                                                                   ----------
                                                                                                   $3,994,033
                                                                                                   ==========


         The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been recorded as goodwill and is being amortized to operations over an estimated life of ten years. The final allocation of the purchase price will be determined after completion of an analysis to determine the fair value of M2's tangible and identifiable intangible assets and liabilities. Accordingly, the final purchase allocation may be materially different from the unaudited preliminary allocation above.

         The 1.5 million shares of the Company's common stock that were issued and placed in escrow pending M2 achieving certain financial targets, will be valued in a similar manner, using the average price of the Company's common stock over a period of time surrounding the date at which the Escrow Shares are either issued or, in the opinion of the Company, it becomes probable that M2 will achieve the financial targets. At such time, the value of the Escrow Shares will be added to the purchase cost and allocated to goodwill, and amortized over its remaining estimated life. In the event that M2 does not achieve the financial targets, the 1.5 million Escrow Shares will be cancelled and returned to the Company. Accordingly, no additional purchase cost will be recorded.

                        HEALTHSTAR CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 2001
                                   (Unaudited)

NOTE 8. LOSS ON THE DISPOSITION OF HEALTHSTAR, INC.

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

NOTE 9. SUBSEQUENT EVENT

         On August 1, 2001, the Company entered into an agreement to purchase the retail and institutional accounts and certain other assets of Shochet Securities, Inc. ("Shochet") from its parent company, Shochet Holding Corp. In addition, the Company expects to hire most of Shochet's approximately 60 registered representatives. Shochet is a licensed broker dealer headquartered in Boca Raton, Florida, with six offices located in the South Florida area.

         As consideration for the acquisition, the Company will issue to Shochet 100,000 shares of Common Stock and assume certain indebtedness of Shochet. The Company will also pay Shochet an override on brokerage commissions for a specified period of time. The Company anticipates that the closing of the acquisition will occur in late August 2001, subject to the approval of regulatory authorities, due diligence and certain other conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         Certain information included in this report on Form 10-QSB that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, history of losses, uncertainty of the effect of integrating recently acquired businesses into the Company, the possible need to obtain additional financing, risks involved in extensive government regulation, competition and other risks detailed in "Item 1 - Description of Business -Factors That May Affect Future Operating Results and Financial Condition" contained in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001 and elsewhere in the Company's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

         Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the unaudited financial statements and footnotes for the three months ended June 30, 2001 contained herein and the audited financial statements and footnotes for the year ended March 31, 2001 contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on July 16, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         The Company's operating results for the three months ended June 30, 2001 (the "Current Quarter"), include the operating results of M2 since the date of the Company's acquisition of M2 on April 2, 2001. When comparing the operating results for the Current Quarter to the operating results for the three months ended June 30, 2000 (the "Comparable Quarter"), it should be noted that the operating results for the Comparable Quarter include the operating results of the Company's former subsidiary HealthStar, Inc. ("HSI") for the first 28 days of the month of April 2000. HSI was sold to Beyond Benefits on April 28, 2000 and subsequent to this date, the Company did not have any revenue generating operations during the Comparable Quarter.

REVENUE

         Through its wholly owned subsidiary M2, the Company derives its revenue from the provision of language translation, product localization and globalization consulting services to its customer base. Revenues are recognized at the time that the services are actually provided. Total revenues for the Current Quarter were $1,171,133 compared to $943,650 for the Comparable Quarter. Total revenue in the Comparable Quarter was attributable to the operation of HSI.

COST OF REVENUE

         Cost of revenue includes employee compensation, payroll taxes and benefit costs associated with the personnel who provide services to the customers of M2. Cost of revenue also includes the costs associated with outsourcing certain tasks to subcontractors that are engaged by M2. Cost of revenue for the Current Quarter was $631,123 compared to $74,813 for the Comparable Quarter. The entire expense in the Comparable Quarter was attributable to the operation of HSI.

OPERATING EXPENSES

         Sales and marketing expenses include salaries and wages, commissions, payroll taxes and benefits costs associated with the employees engaged in selling and marketing M2's services. Sales and marketing expenses also include the cost of marketing materials, travel and entertainment expenses and other ancillary expenses. Sales and marketing expenses were $118,237 during the Current Quarter compared to $32,117 in the Comparable Quarter. The entire expense in the Comparable Quarter was attributable to the operation of HSI.

         General and administrative expenses include salaries and wages, bonuses, payroll taxes and benefits costs associated with executive and administrative employees. Also included in this category are professional fees, rent and utilities, telecommunications costs, office supplies, and travel and entertainment expenses. General and administrative expenses were $446,526 during the Current Quarter compared to $1,420,180 during the Comparable Quarter. Of the $1,420,180 incurred in the Comparable Quarter, $954,832 was attributable to the operation of HSI.

         Depreciation and amortization for the Current Quarter was $92,838 compared to $56,875 during the Comparable Quarter. Of the total expense in the Current Quarter, approximately $75,000 was attributable to the amortization of goodwill related to the Company's acquisition of M2. During the Comparable Quarter, $55,636 of depreciation expense was attributable to the operation of HSI.

NON-OPERATING INCOME (EXPENSE)

         Interest income for the Current Quarter was $83,225 compared to $55,057 during the Comparable Quarter. This was due primarily to the fact that during the Comparable Quarter, the Company effectively had only two months of interest income related to the investment of the net proceeds from the sale of HSI, which occurred on April 28, 2000.

INCOME TAX EXPENSE

         The Company recorded no income tax expense in the Current Quarter or the Comparable Quarter due to the level of the operating losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had total cash and cash equivalents of $3,060,614 and net working capital of $2,883,405. The Company generally invests its excess cash in bank money market accounts, which currently yield approximately 3.5%

         During the Current Quarter, the Company advanced approximately $813,000 in cash to M2. M2 utilized this cash for capital expenditures such as additional computer hardware and software, the repayment of certain outstanding indebtedness of M2, and for general working capital purposes.

         On May 18, 2001, the Company and BlueStone entered into a Subordinated Loan Agreement ("BlueStone Note") whereby the Company lent BlueStone the principal amount of $1,000,000. The BlueStone Note bears interest at the rate of 10% per annum, and is due and payable in full on May 31, 2002. On July 11, 2001, the Board of Directors of the Company approved the conversion of the BlueStone Note into capital, subject to regulatory approval.

         During the Current Quarter the Company made a capital contribution to BlueStone in the amount of $450,000. Since the date of the Company's acquisition of BlueStone on July 2, 2001, the Company made an additional capital contribution to BlueStone in the amount of $1,000,000. These funds were utilized by BlueStone for general working capital purposes.

        In connection with its proposed acquisition of Shochet Securities, the Company will be assuming certain outstanding indebtedness and lease obligations of Shochet. In addition, the Company expects to utilize additional cash for the payment of professional fees incurred in order to effect the acquisition.

         On December 30, 1999, the Company sold the assets of its wholly-owned subsidiary National Health Benefits & Casualty Corp. ("NHBC") to Carlmont Capital Group, Inc. ("Carlmont"), a privately held company based in Chula Vista, California. This sale was made pursuant to the terms of an Asset Purchase Agreement dated December 28, 1999, by and among the Company, NHBC and Carlmont. The Company received $1,500,000 in cash at closing and entered into an earnout agreement that could provide the Company with up to an additional $300,000 in cash, based on the actual cash flows of NHBC during the 18 month period after closing. This 18 month period expired on June 30, 2001. Based on financial information provided by Carlmont as of June 30, 2001, the conditions under the earnout agreement whereby the Company would receive the additional $300,000 were not achieved and therefore, the Company will not be receiving any additional cash related to this transaction.

         There can be no assurance that the Company's subsidiaries will generate positive working capital in the near future. To the extent that the Company continues to fund the working capital requirements of its subsidiaries, the Company's cash position will be reduced.

         The Company has no current arrangements with respect to sources of additional financing, and there can be no assurance that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Should the Company obtain additional financing, it could result in dilution to the Company's existing stockholders. The inability to obtain additional financing when needed could have a material adverse effect on the Company.

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         None.

(B)      REPORTS ON FORM 8-K

         On April 12, 2001, a report on Form 8-K (Item 2) was filed with the Securities and Exchange Commission announcing the Company's acquisition of M2 Ltd. which occurred on April 2, 2001.

         On June 18, 2001, the Company filed Amendment No.1 to the report on Form 8-K, which was filed with the Securities and Exchange Commission on April 12, 2001. The purpose of Amendment No.1 was to file certain historical and pro forma financial information required in connection with the Company's acquisition of M2 Ltd. on April 2, 2001.

                                   SIGNATURES


           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 13, 2001               HEALTHSTAR CORP.



                                    By:  /s/ STEVEN A. MARCUS
                                         ---------------------------------------
                                         Steven A. Marcus
                                         Vice President and Chief Financial Officer
                                         (Principal Financial and Accounting Officer)