Form 10-Q
period 2001-09-30
BLUESTONE HOLDING CORP /DE/
filed 2001-11-21
CIK 877050

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

       / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-19499

                             BLUESTONE HOLDING CORP.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                   91-1934592
     -------------------------------               -----------------------
     (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                  identification no.)


                               9210 WIGHTMAN ROAD
                          MONTGOMERY VILLAGE, MD 20886
                    (Address of principal executive offices)

                                 (301) 977-4281
                (Issuer's Telephone Number, Including Area Code)

               HealthStar Corp.; 650 Fifth Ave., New York, NY 10019;
                    Fiscal Year was 3/31 - Changed to 12/31


   ---------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock, $0.001 par value, 29,945,872 outstanding as of November 16, 2001.

                    BLUESTONE HOLDING CORP. AND SUBSIDIARIES

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Unaudited Consolidated Balance Sheet as of September 30, 2001.......................................1

               Unaudited Consolidated Statements of Operations
                   For the Three and Nine Months Ended September 30, 2001 and 2000.................................2

               Unaudited Consolidated Statements of Cash Flows
                   For the Nine Months Ended September 30, 2001 and 2000...........................................3

               Notes to Unaudited Consolidated Financial Statements................................................4

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition or Plan of Operation..................................................................9


PART II - OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds...........................................................12

     Item 4.   Submission of Matters to a Vote of Security Holders.................................................12

     Item 5.   Other Information...................................................................................13

     Item 6.   Exhibits and Reports on Form 8-K....................................................................14

     Signatures

     Exhibit Index

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    BLUESTONE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)

                                  ------------

ASSETS

       Cash and cash equivalents                                                                   $        289,000
       Receivable from broker                                                                             1,739,000
       Securities owned, at market value                                                                    421,000
       Assets of discontinued operation sold in November 2001 and held for
         sale, at estimated net realizable value                                                          1,525,000
       Investment in M2 Ltd., at estimated net realizable value                                           3,300,000
       Other assets                                                                                         178,000
                                                                                                    ---------------

              Total current assets                                                                  $     7,452,000
                                                                                                    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

       Accounts payable and accrued expenses                                                        $     2,850,000
       Liabilities subordinated to claims of general creditors                                            2,971,000
                                                                                                    ---------------

              Total current liabilities                                                                   5,821,000
                                                                                                    ---------------

SHAREHOLDERS' EQUITY
    Common stock, $.001 par value 100,000,000 shares
       authorized, 29,945,872 shares issued and outstanding                                                  30,000
    Additional paid -in- capital                                                                         10,277,000
    Retained earnings (deficit)                                                                          (8,676,000)
                                                                                                    ---------------

              Total shareholders' equity                                                                  1,631,000
                                                                                                    ---------------
              Total liabilities and shareholders' equity                                             $    7,452,000
                                                                                                    ===============


     See accompanying notes to unaudited consolidated financial statements.

                    BLUESTONE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                  ------------


                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                         2001             2000                2001              2000
                                                         ----             ----                ----              ----
DISCONTINUED OPERATIONS:
    Loss from discontinued operation              $   (3,067,000)   $   (1,021,000)   $    (6,698,000)   $   (1,483,000)

    Loss on disposal of discontinued operation,
         including provision of $1.2 million for
       operating losses through date of disposal      (3,531,000)                0         (3,531,000)                0
                                                  ---------------   ---------------    ---------------   ---------------

              Net (loss)                          $   (6,598,000)   $   (1,021,000)    $  (10,229,000)   $   (1,483,000)
                                                  ===============   ===============    ===============   ===============


(Loss) per share - Basic and Diluted:
    (Loss) per share from discontinued operation  $       (0.10)    $       (0.05)     $        (0.31)   $        (0.08)
    (Loss) per share from disposal of
       discontinued operation                             (0.12)             0.00               (0.16)             0.00
                                                  ---------------   ---------------    ---------------   ---------------

              Net (loss)                          $       (0.22)$           (0.05)     $        (0.47)   $        (0.08)
                                                  ===============   ===============    ===============   ===============

Weighted average shares outstanding -
    Basic and Diluted                                29,879,205        19,000,000          21,719,801        19,000,000
                                                  ===============   ===============    ===============   ===============



        See accompanying notes to unaudited consolidated financial statements.

                    BLUESTONE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                   ------------

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                          2001                  2000
                                                                                          ----                  ----
DISCONTINUED OPERATING ACTIVITIES
    Net (loss)                                                                    $   (10,229,000)       $   (1,483,000)
    Adjustments to reconcile net (loss) to net cash (used in) discontinued
    operating activities:
       Depreciation and amortization                                                      365,000               504,000
       Non-cash compensation                                                              194,000                     0
       Loss on disposal of discontinued operation                                       3,531,000                     0
    Increase (decrease) in cash resulting from changes in operating assets and liabilities:
       Receivable from broker                                                             103,000             3,101,000
       Securities owned, at market value                                                1,578,000             2,109,000
       Notes receivable from employees                                                   (468,000)             (659,000)
       Prepaid and other assets                                                           309,000               515,000
       Accounts payable and accrued expenses                                             (275,000)             (356,000)
       Accrued salaries and commissions                                                    (8,000)           (2,454,000)
       Securities sold not yet purchased, at market value                                       0            (2,412,000)
                                                                                  ---------------         -------------

              Net cash (used in) discontinued operating activities                     (4,900,000)           (1,135,000)
                                                                                  ---------------         -------------

INVESTING ACTIVITIES
    Purchases of equipment                                                                (27,000)              (55,000)
    Cash paid for acquisition of Shochet                                                 (580,000)                    0
                                                                                  ---------------         -------------

              Net cash (used in) investing activities                                    (607,000)              (55,000)
                                                                                  ---------------         -------------

FINANCING ACTIVITIES
    Decrease (increase) in other assets                                                  (200,000)                    0
    Cash received in merger with HealthStar                                             3,061,000                     0
    Proceeds from subordinated debt                                                     1,000,000             1,600,000
    Repayment of subordinated debt                                                              0              (950,000)
    Capital contributions                                                               1,288,000                     0
    Capital withdrawals                                                                         0              (150,000)
    Proceeds from the issuance of common and preferred stock                              490,000                     0
                                                                                  ---------------         -------------

              Net cash provided by financing activities                                 5,639,000               500,000
                                                                                  ---------------         -------------

Net increase (decrease) in cash and cash equivalents                                      132,000              (690,000)

Cash and cash equivalents at beginning of year                                            157,000             1,523,000
                                                                                  ---------------         -------------

Cash and cash equivalents at end of period                                        $       289,000         $     833,000
                                                                                  ===============         =============

Supplemental data:

    Cash paid for interest                                                        $        69,000         $      63,000
                                                                                  ===============         =============

Non-Cash Investing and Financing Activities:
    Conversion of subordinated debt to capital                                                  0               200,000
    Conversion of accounts payable to subordinated debt                                         0               650,000
    Issuance of common stock for marketable securities                                    100,000                     0
    Issuance of common stock for note receivable                                           63,000                     0
    Capital contributions of marketable securities                                        474,000                     0
    Issuance of common stock in connection with the acquisition of Shochet                145,000                     0

    Fair value of net assets of HealthStar acquired by BlueStone, exclusive of $3,061,000 of cash acquired, in exchange for common stock:
       Investment in M2 Ltd.                                                            3,800,000                     0
       Other net assets                                                                   682,000                     0
                                                                                  ---------------         -------------
                                                                                        3,982,000                     0
                                                                                  ===============         =============


      See accompanying notes to unaudited consolidated financial statements.

                    BLUESTONE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                   ------------


Note 1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Effective July 2, 2001, BS Acquisition Corp., a wholly owned subsidiary of HealthStar Corp. ("HealthStar") was merged (the "Merger") with and into BlueStone Capital Corp. ("BlueStone"), a broker-dealer in securities providing financial and brokerage services to corporate, individual and institutional clients. At the time of the Merger, HealthStar's only operation consisted of providing language translation, product localization and globalization consulting services through its wholly owned subsidiary, M2 Ltd. ("M2"). In connection with the Merger, HealthStar issued 215,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") of which 190,000 shares were issued to the shareholders of BlueStone in exchange for all outstanding common and preferred stock of BlueStone and 25,000 shares were issued to a finder. On September 5, 2001, the Preferred Stock automatically converted into
21.5 million shares of HealthStar Common Stock, when the shareholders of HealthStar approved the amendment to HealthStar's Certificate of Incorporation to increase its authorized shares from 15,000,000 to 100,000,000 shares. Also on September 5, 2001, the HealthStar shareholders approved the change of the corporate name to BlueStone Holding Corp. (the "Company").

Immediately prior to the Merger, the existing shareholders of HealthStar held 8,345,872 shares of common stock. Accordingly, upon completion of the Merger and the conversion of the Preferred Stock, the shareholders of BlueStone owned 19,000,000 shares (63.66%) of HealthStar's common stock and the pre-merger shareholders of HealthStar owned 8,345,872 shares (27.96%) of HealthStar's common stock. The remaining 2,500,000 common shares (8.38%) are owned by the finder. After the Merger, HealthStar's Board of Directors consists of three members previously associated with BlueStone and two members previously associated with HealthStar.

Shortly after the time of the Merger, the Board of Directors of the Company determined that it would be in the best interests of the Company to concentrate its efforts in the area of financial services and made a decision to dispose of M2. The sale of M2 is expected to occur within one year from the date of the Merger. At the time of the Merger, in addition to the stock of M2, HealthStar's other assets consisted principally of cash and other investments, including a subordinated loan to and an inventment in BlueStone.

The Merger was accounted for as an acquisition of the net assets of HealthStar by BlueStone in exchange for 10,845,872 shares of common stock together with a recapitalization of BlueStone. The purchase price of approximately $7,043,000 was based on the estimated fair value of the assets acquired, which includes the estimated net proceeds from the sale of M2 of $3,300,000. M2 is accounted for as an asset held for sale.

On August 31, 2001, the Company and BlueStone purchased the retail and institutional accounts (the "Accounts") and certain other assets of Shochet Securities Inc. ("Shochet"), a licensed broker-dealer headquartered in Boca Raton, Florida, with 6 branch offices located in the Miami-Ft. Lauderdale area, from its parent company, Shochet Holding Corp. In addition, the Company hired 64 of Shochet's registered representatives.

Consideration for the acquisition included 100,000 shares of common stock of the Company valued at $145,000 and a cash payment of $580,000 which was used to repay certain indebtedness of Shochet at the closing. BlueStone also agreed to pay Shochet a percentage of brokerage commissions actually received from the Accounts and any new accounts for which Shochet's registered representatives are designated as account representatives, up to a maximum amount of $2,000,000 over a period of two years from the date of closing (the "Additional Shochet Payment"). This acquisition was accounted for under the purchase method of accounting and the purchase price of $725,000 was allocated to an intangible asset, customer accounts.

On November 8, 2001, BlueStone transferred all of its right, title, and interest in substantially all of the securities brokerage accounts of the retail and institutional clients of BlueStone including those acquired from Shochet (the "BlueStone Sale") to Sands Brothers & Co., Ltd. ("Sands") for total consideration of $1,075,000 in cash, and the assumption by Sands Brothers of certain obligations of BlueStone. In addition, at the closing, BlueStone paid Shochet $64,000, which represented the accrued and unpaid amount owing in connection with the Additional Shochet Payment. The remainder of the Additional Shochet Payment was fully satisfied by the payment of $250,000 by Sands to Shochet. The BlueStone Sale represents an exit from the financial services business and accordingly, the financial position, results of operations and cash flows of BlueStone have been presented as a discontinued operation in the accompanying consolidated financial statements and notes thereto.

Management has no current plans to distribute to the shareholders of the Company any of the proceeds from any sale of M2.

The accompanying unaudited consolidated financial statements of BlueStone Holding Corp. and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with the Company's Audited Financial Statements and Unaudited Historical and Pro Forma Financial Statements included in Amendment No.1 to Form 8-K filed with the Securities and Exchange Commission on September 17, 2001.

Note 2.    USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Management has made estimates of the net realizable value of the assets of BlueStone held for sale (other than assets sold to Sands which were valued at the actual cash proceeds of sale) and the net realizable value of M2. M2 is accounted for as an asset held for sale and accordingly, the results of operations of M2 are not included in the consolidated statement of operations presented in this report. For the three months ended September 30, 2001, M2 had revenues of $1,707,000 and net income of $199,000. Management has estimated the net realizable value of M2 to be $3,300,000 which includes expected cash flows to be realized from operations of M2 prior to the anticipated date of sale. No cash flows were transferred to the Company from M2 during the period ended September 30, 2001. Any such transfers will be accounted for as a reduction of the carrying value of M2. Actual amounts realized in the future could differ materially from the estimated amounts.


Note 3.    NET CAPITAL REQUIREMENTS

BlueStone is subject to the SEC's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital as defined. Rule 15c3-1 also limits the withdrawal of equity capital as defined including the payment of cash dividends. BlueStone has elected to use the alternative method of computation, permitted by the rule. At September 30, 2001, BlueStone had net capital of approximately $714,000 as compared with a net capital requirement of $250,000. BlueStone claims exemption from the reserve requirement under Section 15c3-3(k)(2)(ii).


Note 4.    LOSS PER SHARE

The Company calculates loss per share based on the weighted average number of shares outstanding. For periods prior to the Merger the Company calculated loss per share on the basis of 19,000,000 common shares outstanding, representing the equivalent shares of the Company's common stock received by the shareholders of BlueStone upon consummation of the Merger.

Note 5.    COMMITMENTS AND CONTINGENCIES

The Company's subsidiary, BlueStone, is party to certain claims, suits and complaints arising in the ordinary course of business. In the opinion of management, all such claims, suits and complaints are without merit or involve amounts which would not have a significant adverse effect on the financial position of the Company.


Note 6.    DISCONTINUED OPERATIONS

A summary of the assets of the Company's discontinued operation held for sale, is as follows:


Furniture, equipment and leasehold improvements                       $  200,000
Notes receivable from employees                                          200,000
Other assets                                                              50,000
Goodwill                                                               1,075,000
                                                                      ----------
Total                                                                 $1,525,000
                                                                      ==========

The carrying value of such assets has been written down by $2,331,000 in September 2001 to estimated net realizable value which reflects the $1,075,000 actual proceeds received by BlueStone in connection with the BlueStone Sale described in Note 1 and estimated net proceeds of assets not included in such sale. Such writedown is included in the loss on disposal of discontinued operation.


Note 7.    CONDENSED SUMMARY FINANCIAL DATA OF DISCONTINUED OPERATION

The results of operations for BlueStone for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                 Three Months Ended                    Nine Months Ended
                                     September 30,                       September 30,
                                 2001              2000             2001              2000
                                 ----              ----             ----              ----
Revenue                       $ 1,104,000       $ 2,922,000      $ 4,599,000       $16,633,000
Operating expenses              4,171,000         3,943,000       11,297,000        18,116,000
                              -----------       -----------      -----------       -----------
Net (loss)                    $(3,067,000)      $(1,021,000)     $(6,698,000)      $(1,483,000)
                              ===========       ===========      ===========       ===========

Note 8.    LIABILITIES SUBORDINATED TO THE CLAIMS OF GENERAL CREDITORS

BlueStone is obligated for the following liabilities, which are subordinated to the claims of the general creditors of BlueStone.

                                                                                       September 30,
                                                                                           2001
                                                                                       -------------

       Subordinated note due on demand, interest payable at the default rate of the higher of (i) the Federal Funds Rate plus 1/2% plus 4% and (ii) the
          Prime Rate plus 4%                                                          $   1,000,000

       8% subordinated debentures:
          Due November 1, 2002, interest payable on maturity date                           650,000
          Due December 31, 2002, interest payable on maturity date                          156,145
          Due April 30, 2003, interest payable annually on May 7                            665,000
          Due May 7, 2003, interest payable annually on May 7                               500,000
                                                                                      -------------

                                                                                      $   2,971,145
                                                                                      =============

The subordinated borrowings are covered by agreements approved by the National Association of Securities Dealers, Inc. and are thus available in computing net capital under rule 15c3-1. To the extent that such borrowings are required for BlueStone's continued compliance with minimum net capital requirements, they may not be repaid.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION:

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

Certain information included in this report on Form 10-QSB that are not historical facts, contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, history of losses, the possible need to obtain additional financing, risks involved in extensive government regulation and other risks detailed in "Item 1 - Description of Business -Factors That May Affect Future Operating Results and Financial Condition" contained in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001 and elsewhere in the Company's Securities and Exchange Commission filings. The words "believe", "expect", "anticipate" and "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the Unaudited Financial Statements and Footnotes for the three and nine months ended September 30, 2001 and 2000 contained herein, the Audited Financial Statements and Footnotes for the years ended December 31, 2000 and 1999, the Unaudited Financial Statements and Footnotes for the six months ended June 30, 2001 and 2000 and the Unaudited Pro Forma Financial Statements contained in the Company's Amendment No.1 to Form 8-K filed with the Securities and Exchange Commission on September 17, 2001.

RECENT DEVELOPMENTS

Effective July 2, 2001, BS Acquisition Corp., a wholly owned subsidiary of the Company (then, HealthStar Corp.), merged with and into BlueStone Capital Corp. ("BlueStone") and BlueStone became a wholly owned subsidiary of the Company. As was previously reported, BlueStone was not profitable at the time of the merger. Immediately after the merger, the Company embarked on a program to raise additional funds in order to ensure that it had sufficient capital resources. The Company began to seek a buyer for M2 and also commenced a private placement offering. To date, the Company has not identified a purchaser for M2, however it intends to interview investment bankers to assist with the sale of M2.

On August 31, 2001, the Company and BlueStone purchased the retail and institutional accounts (the "Accounts") and certain other assets of Shochet Securities Inc. ("Shochet"), a licensed broker-dealer headquartered in Boca Raton, Florida, with 6 branch offices located in the Miami-Ft. Lauderdale area, from its parent company, Shochet Holding Corp. In addition, the Company hired 64 of Shochet's registered representatives. The Company paid $580,000 in cash and issued 100,000 shares of Common Stock to effect this acquisition.

The sharp decline in the economy in general and the securities markets and brokerage industry in particular associated with the events of September 11, 2001 severely impacted BlueStone, its business and its ability to raise the necessarily capital. Management had planned to utilize a portion of the proceeds from the private placement offering to fund a portion of the Shochet acquisition. However, the Company was unable to raise funds in the private placement due to general market conditions and the effects of September 11, 2001. In response, BlueStone began a program to reduce headcount and general overhead in an effort to reduce the increased loss from operations. Discussions regarding merger and acquisition transactions were held with other broker dealers including several who had been displaced by the events of September 11th.

After numerous discussions, only one offer was determined to be viable in the view of the Boards of both the Company and BlueStone. On November 8, 2001, the Company consummated a transaction with Sands, pursuant to which the registered representatives and other employees of BlueStone, the majority of customer accounts, certain intellectual property, equipment and lease rights owned or held by BlueStone were transferred to Sands in consideration of Sands payment of $1,075,000 and the assumption by Sands of certain obligations of BlueStone. As a result of this transaction, BlueStone no longer operates its securities brokerage business.


RESULTS OF OPERATIONS

During the three months ended September 30, 2001, the Company incurred a net loss of $(6,598,000) or $(0.22) per share. This loss is related to the activity of BlueStone, which was sold to Sands Brothers on November 8, 2001. BlueStone has been accounted for as a discontinued operation and the net loss of $(6,598,000) is comprised of the loss from discontinued operations of $(3,067,000) and the loss on the disposal of discontinued operations of $(3,531,000). The loss on disposal includes a provision for an additional $1,200,000 of operating losses through the November 8, 2001 disposal date.

The results of operations of the Company's other wholly owned subsidiary M2 are not included in these operating results as M2 is accounted for as an asset held for sale, at net realizable value. During the three months ended September 30, 2001, M2 had revenue of $1,707,000 and net income of $199,000.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had cash and cash equivalents of approximately $289,000 and net working capital of $1,631,000. On November 8, 2001, BlueStone received $1,075,000 in cash in connection with the BlueStone Sale. In addition, BlueStone immediately paid $64,000 to Shochet in order to satisfy an existing obligation.

BlueStone retained certain liabilities of the BlueStone and Shochet businesses that existed as of November 8, 2001. These liabilities consist of ordinary trade payables, real property and equipment leases, and subordinated debt owed to various institutions and individuals. BlueStone is seeking to liquidate the remaining assets that it did not sell to Sands, which consist primarily of furniture, equipment, and notes receivable from employees.

BlueStone is obligated under certain leases of real property and management intends to negotiate with the landlords in order to be relieved of these liabilities. BlueStone is also seeking to sublease these properties to other businesses. There can be no assurance that management will be successful in reducing these liabilities.

BlueStone owes $2,971,000 in the form of subordinated notes to a variety of institutions and individuals. All of the subordinated debt is unsecured. Of this amount, $1,000,000 is owed to its clearing firm, Bank of New York. This note is currently in default. The subordinated borrowings are covered by agreements approved by the National Association of Securities Dealers, Inc. and are thus available in computing net capital under rule 15c3-1. To the extent that such borrowings are required for BlueStone's continued compliance with minimum net capital requirements, they may not be repaid.

                           PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Merger, effective July 2, 2001, between the Company and BlueStone, the Company issued 215,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"), of which 190,000 shares were issued to the shareholders of BlueStone in exchange for all of the outstanding common and preferred stock of BlueStone and 25,000 shares were issued to a finder. The shares of Preferred Stock were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On September 5, 2001, the Preferred Stock automatically converted into 21,500,000 shares of Common Stock of the Company upon the amendment of the Company's Certificate of Incorporation to increase its authorized shares of Common Stock as described below. The shares of Common Stock were issued pursuant to the exemption from registration afforded by Section 3(a)(9) of the Securities Act.

On August 31, 2001, in connection with the Company's purchase of the retail and institutional accounts and certain other assets of Shochet Securities, Inc., the Company issued 100,000 shares of Common Stock to Shochet Holding Corp. Such shares of Common Stock were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 5, 2001, at a Special Meeting of the Shareholders of the Company, the Shareholders approved the following amendments to the Certificate of Incorporation of the Company by the following votes. No proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

----------------------------------------------------------------------------------------------------------------
                                                  Number of Votes For             Number of Votes Against,
                                                                                  or Abstained
Amendment
----------------------------------------------------------------------------------------------------------------
                                                                Series A                           Series A
                                                              Convertible                         Convertible
                                               Common          Preferred          Common           Preferred
                                                Stock            Stock             Stock             Stock
----------------------------------------------------------------------------------------------------------------
1.  To increase the authorized shares of
Common Stock to 100,000,000                   4,580,186         182,839              0                 0
----------------------------------------------------------------------------------------------------------------
2.  To change the name of the Company to
BlueStone Holding Corp.                       4,580,186         182,839              0                 0
----------------------------------------------------------------------------------------------------------------
3.  To permit shareholder action without
a meeting by written consent of the
holders of outstanding stock having not       4,580,186         182,839              0                 0
less than the minimum number of votes
that are necessary to authorize or take
such action.
----------------------------------------------------------------------------------------------------------------

ITEM 5.           OTHER INFORMATION

On November 8, 2001, the Company consummated a transaction with Sands Brothers & Co., Ltd. ("Sands") pursuant to which the registered representatives and other employees of BlueStone, the majority of customer accounts, certain intellectual property, equipment and lease rights owned or held by BlueStone were transferred to Sands in consideration of Sands payment of $1,075,000 and the assumption by Sands of certain obligations of BlueStone. Prior to consummating this transaction, BlueStone held negotiations with several potential purchasers. The sale price was determined through a series of negotiations between executives of BlueStone and Sands. As a result of the transaction, BlueStone no longer operates its securities brokerage business.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit 3.3 Certificate of Amendment of Certificate of Incorporation filed on September 5, 2001

Exhibit 10.7 Purchase Agreement by and between BlueStone Capital Corp. and Sands Brothers & Co., Ltd. dated November 7, 2001.

Exhibit 10.8 Agreement by and between BlueStone Capital Corp., BlueStone Holding Corp., SSI Securities Corp., Shochet Holding Corp. and Sands Brothers & Co., Ltd. dated November 7, 2001.

(B) Reports on Form 8-K

                On July 13, 2001, a report on Form 8-K (Item 2) was filed with the Securities and Exchange Commission announcing the Registrant's acquisition of BlueStone Capital Corp.

                On July 30, 2001, a report on Form 8-K (Item 4) was filed with the Securities and Exchange Commission announcing the resignation of the Registrant's Certifying Accountants Arthur F. Bell, Jr. & Associates.

                On August 13, 2001, the Registrant filed Amendment No. 2 to the report on Form 8-K, which was filed with the Securities and Exchange Commission on April 12, 2001. The purpose of Amendment No. 2 was to file certain historical and pro forma financial information required in connection with the Registrant's acquisition of M2 Ltd. on April 2, 2001.

                On September 17, 2001, a report on Form 8-K (Item 2) was filed with the Securities and Exchange Commission announcing the Registrant's acquisition of certain assets of Shochet Securities, Inc.

                On September 17, 2001, the Registrant filed Amendment No. 1 to the report on Form 8-K, which was filed with the Securities and Exchange Commission on July 13, 2001. The purpose of Amendment No. 1 was to file certain historical and pro forma financial information required in connection with the Registrant's acquisition of BlueStone Capital Corp.

                                   SIGNATURES


           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized, this 20th day of November, 2001.

                                          BLUESTONE HOLDING CORP.



                                          By:    /s/ Zirk Engelbrecht
                                               ---------------------------------
                                          Name:  Zirk Engelbrecht
                                          Title: President

                                  EXHIBIT INDEX


Exhibit Number                               Description
--------------                               -----------
         3.3      Certificate of Amendment of Certificate of Incorporation filed on September 5, 2001. (1)

         10.7     Purchase Agreement by and between BlueStone Capital Corp. and
                  Sands Brothers & Co., Ltd. dated November 7, 2001. (1)

         10.8     Agreement by and between BlueStone Capital Corp., BlueStone
                  Holding Corp., SSI Securities Corp., Shochet Holding Corp. and
                  Sands Brothers & Co., Ltd. dated November 7, 2001. (1)

--------

(1) filed herewith